Form 10-Q
period 1996-03-30
MARTIN INDUSTRIES INC /DE/
filed 1996-05-14
CIK 942143

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                      QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 FOR 13-WEEK PERIOD ENDED MARCH 30, 1996            COMMISSION FILE NO. 0-26228

                            MARTIN INDUSTRIES, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                                      63-0133054
       -------------------------------                                       -------------------
      (STATE OR OTHER JURISDICTION OF                                        (I.R.S.  EMPLOYER
       INCORPORATION OR ORGANIZATION)                                         IDENTIFICATION NO.)


          301 EAST TENNESSEE STREET
                 FLORENCE, ALABAMA                                                   35630
  ----------------------------------------                                          ----------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                          (ZIP CODE)




                                 (205) 767-0330
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                 YES    X        NO
                     -------        ------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


                     8,587,045 SHARES OF COMMON STOCK, $.01
                         PAR VALUE, AS OF MAY 8, 1996

                            MARTIN INDUSTRIES, INC.

                                     INDEX



                                                                                                  PAGE
                                                                                                  ----
PART I                       FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS:

                             CONSOLIDATED BALANCE SHEETS AS OF MARCH 30, 1996
                                (UNAUDITED)  AND DECEMBER 31, 1995                                 2

                             UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                FOR THE 13-WEEK PERIODS ENDED MARCH 30, 1996
                                AND APRIL 1, 1995                                                  4

                             UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE 13-WEEK PERIODS ENDED MARCH 30, 1996
                                AND APRIL 1, 1995                                                  5

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            6

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                             10

PART II                      OTHER INFORMATION

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                               16

                        PART I  FINANCIAL INFORMATION
                         Item 1. Financial Statements

                            MARTIN INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                         March 30,          December 31,
                                                           1996                1995
                                                       ------------        ------------
                                                       (Unaudited)
Current assets:
     Cash and short-term investments               $      15,716,000    $     20,439,000
     Accounts and notes receivable, less
       allowance for doubtful accounts of
       $819,000 and $594,000, respectively                17,717,000          13,824,000
     Inventories                                          20,551,000          16,534,000
     Refundable income taxes                                 744,000             512,000
     Deferred tax benefits                                 2,141,000           2,049,000
     Prepaid expenses and other assets                     1,442,000             978,000
                                                   -----------------    ----------------
               Total current assets                       58,311,000          54,336,000
                                                   -----------------    ----------------

Property, plant and equipment, net                        10,663,000           6,346,000
Deferred tax benefits                                        652,000             675,000
Other noncurrent assets                                    4,325,000           2,225,000
                                                   -----------------    ----------------
                                                          15,640,000           9,246,000
                                                   -----------------    ----------------
               Total assets                        $      73,951,000    $     63,582,000
                                                   =================    ================



        The accompanying notes are an integral part of these statements.

                            MARTIN INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                      March 30,             December 31,
                                                                         1996                  1995
                                                                    -----------           -------------
                                                                    (Unaudited)
LIABILITIES
  Current liabilities:
       Short-term borrowings                                      $     4,520,000        $        12,000
       Current portion of long-term debt                                1,939,000              1,315,000
       Accounts payable                                                 4,700,000              4,072,000
       Accrued liabilities:                                       ---------------        ---------------
           Payroll and employee benefits                                3,627,000              3,090,000
           Product liability                                              638,000                660,000
           Warranty                                                       514,000                617,000
           Workers' compensation                                          546,000                603,000
           Other                                                          726,000                662,000
                                                                  ---------------        ---------------
                 Total current liabilities                             17,210,000             11,031,000
                                                                  ---------------        ---------------
  Long-term debt                                                       11,126,000              7,228,000
  Deferred compensation                                                 2,015,000              2,013,000
  Other noncurrent liabilities                                            205,000                232,000
                                                                  ---------------        ---------------
                                                                       13,346,000              9,473,000
                                                                  ---------------        ---------------
                 Total liabilities                                     30,556,000             20,504,000
                                                                  ---------------        ---------------

STOCKHOLDERS' EQUITY
  Preferred stock $.01 par value, 1,000,000
      shares authorized; no shares issued and
      outstanding                                                               0                      0
  Common stock, $.01 par value, 20,000,000
      shares authorized; 9,748,000
      shares issued                                                        97,000                 97,000
  Paid-in capital                                                      23,927,000             23,457,000
  Retained earnings                                                    29,399,000             30,130,000
  Unrealized gain on foreign currency translation                         101,000                      0
                                                                  ---------------        ---------------

                                                                       53,524,000             53,684,000
  Less:
      Treasury stock at cost (1,160,955 and 1,269,715
          shares, respectively)                                         2,140,000              2,319,000
      Unearned compensation - ESOP                                      7,989,000              8,287,000
                                                                  ---------------        ---------------

                 Total stockholders' equity                            43,395,000             43,078,000
                                                                  ---------------        ---------------

                 Total liabilities and stockholders' equity
                                                                  $    73,951,000        $    63,582,000
                                                                  ===============        ===============


        The accompanying notes are an integral part of these statements.

                            MARTIN INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                                13-Week
                                                              Period Ended
                                                    -----------------------------------
                                                        March 30,           April 1,
                                                           1996               1995
                                                    ----------------   ----------------
NET SALES                                           $    21,044,000    $     21,403,000

COST OF SALES                                            16,698,000          16,901,000
                                                    ---------------    ----------------

            Gross profit                                  4,346,000           4,502,000
                                                    ---------------    ----------------
OPERATING EXPENSES:
  Selling                                                 2,587,000           2,116,000
  General and administrative                              1,675,000           1,312,000
  Non-cash ESOP compensation expense                        758,000             400,000
                                                    ---------------    ----------------
                                                          5,020,000           3,828,000
                                                    ---------------    ----------------

            Operating income (loss)                        (674,000)            674,000

INTEREST EXPENSE                                            246,000             234,000

INTEREST INCOME                                            (230,000)            (59,000)
                                                    ---------------    ----------------

            Income (loss) before income taxes              (690,000)            499,000

PROVISION (CREDIT) FOR INCOME TAXES                        (179,000)            218,000
                                                    ---------------    ----------------

            Net income (loss)                       $      (511,000)   $        281,000
                                                    ===============    ================

NET INCOME (LOSS) PER SHARE                         $         (0.08)   $           0.07
                                                    ===============    ================

WEIGHTED AVERAGE NUMBER
  OF COMMON AND COMMON
  EQUIVALENT SHARES
  OUTSTANDING                                             6,145,737           3,983,175
                                                    ===============    ================

DIVIDENDS DECLARED
  PER SHARE                                         $         0.036    $          0.290
                                                    ===============    ================



        The accompanying notes are an integral part of these statements.

                            MARTIN INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                   13-Week
                                                                                 Period Ended
                                                                        --------------------------------
                                                                         March 30,            April 1,
                                                                            1996                1995
                                                                        -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                    $     (511,000)     $    281,000
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
       Depreciation and amortization                                          306,000           212,000
       Provision for doubtful accounts and notes receivable                     6,000            84,000
       Non-cash ESOP compensation expense                                     758,000           400,000
       Provision for performance compensation                                       0            53,000
       Other changes in operating assets and liabilities                   (5,521,000)       (4,668,000)
                                                                       --------------      ------------

                 Net cash used in operating activities                     (4,962,000)       (3,638,000)
                                                                       --------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                       (758,000)         (232,000)
  Proceeds from sales of assets                                                 1,000             5,000
  Net investment in companies acquired                                     (1,374,000)                0
                                                                       --------------      ------------

                 Net cash used in investing activities                     (2,131,000)         (227,000)
                                                                       --------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings                                                 3,820,000         1,699,000
  Net proceeds (repayments) of long-term debt                               4,312,000          (629,000)
  Repayment of debt of companies acquired                                  (5,662,000)                0
  Exercise of stock options                                                    80,000                 0
  Cash dividends paid                                                        (180,000)         (767,000)
                                                                       --------------      ------------

                 Net cash provided by financing activities                  2,370,000           303,000
                                                                       --------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                              (4,723,000)       (3,562,000)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                      20,439,000         3,630,000
                                                                       --------------      ------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                        $   15,716,000      $     68,000
                                                                       ==============      ============





        The accompanying notes are an integral part of these statements.

                            MARTIN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

         The accompanying unaudited interim consolidated financial statements of Martin Industries, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. The financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1995 included on Form 10-K, as filed with the Securities and Exchange Commission on March 29, 1996.

         In the opinion of management, the unaudited consolidated financial statements included herein reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the information set forth therein. The results of operations for the periods presented are not necessarily indicative of results for the full year. The Company's business is seasonal and cyclical with the potential for significant fluctuations in quarterly earnings.

Principles of Consolidation and Fiscal Periods

         The unaudited interim consolidated financial statements include the accounts and transactions of the Company and its wholly owned Canadian subsidiary, 1166081 Ontario Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. See Note 3 for discussion of the business combination.

         The Company's fiscal quarters end on the Saturday nearest each calendar quarter-end. The Company utilizes a December 31 fiscal year-end.

Recapitalization and Stock Split

         On April 7, 1995, the Company's stockholders approved a change in the authorized number of shares of common stock from 300,000 shares to 20,000,000 shares. In addition, 1,000,000 shares of $.01 par value preferred stock were authorized. The accompanying consolidated financial statements are presented as if these changes had occurred at the beginning of the first period presented. On April 7, 1995, the Board of Directors approved a 35-for-1 stock split of the Company's common stock that was effected in the form of a stock dividend on July 6, 1995, prior to the consummation of the Company's initial public offering (the "Offering") discussed in Note 2. All share and per share amounts have been retroactively restated for all periods presented to reflect the stock split.

2.  INITIAL PUBLIC OFFERING

         On July 13, 1995, the Company commenced its underwritten initial public offering of 2,000,000 shares of common stock at an initial price to the public of $9.50 per share. The closing of the transaction was completed on July 18, 1995, at which time the underwriters of the Offering exercised their over-allotment option to purchase an additional 300,000 shares of common stock to be sold to the public at $9.50 per share. The proceeds of the Offering, net of an underwriting discount of $1,530,000 and expenses of $923,000, were $19,397,000. The net proceeds will be used to fund capital expenditures and possible future acquisitions (see Note 3) and, to the extent not so used, to reduce outstanding indebtedness, for working capital or other general corporate purposes. Pending such uses, the Company has invested the net proceeds in commercial paper, U.S. agency discount notes and other low-risk, highly liquid securities.

3.  BUSINESS COMBINATION

         On February 1, 1996, the Company's newly formed, wholly owned Canadian subsidiary, 1166081 Ontario Inc. ("Martin Canada"), acquired all of the capital stock of Hunter Energy and Technologies Inc. ("HEAT") and 1061099 Ontario Inc. ("1061099"), a sister company which owned the land and building leased by HEAT for its manufacturing operation. The transaction was accounted for under the purchase method of accounting. The aggregate purchase price of approximately $2,102,000 included $850,000 in cash, $728,000 in promissory notes, $364,000 paid into escrow and transaction expenses of $160,000. The promissory notes bear interest at a rate of 9% per annum and mature on February 1, 1997. The purpose of the escrow is to make funds available to meet the sellers' indemnification obligations to the Company. The aggregate purchase price exceeded the fair value of the net assets acquired by $2,110,000, which amount is reflected as goodwill in the unaudited interim consolidated balance sheet to be amortized over 40 years. Pursuant to the purchase agreement, Martin Canada caused to be repaid all of the outstanding bank indebtedness of HEAT and 1061099 in the aggregate amount of approximately $5,662,000. The results of operations of the acquired companies are included in the unaudited interim consolidated statements of operations for the period from the purchase date, February 1, 1996, through March 30, 1996.

4.  ESOP ACCOUNTING

         In 1992 the Company established the Employee Stock Ownership Plan ("ESOP") and in January 1993 the Company borrowed $11.9 million from its primary lender (the "bank loan"), which funds were then loaned by the Company to the ESOP (the "ESOP loan") on terms substantially similar to those of the bank loan. The ESOP utilized the ESOP loan proceeds, together with a $54,000 cash contribution from the Company, to purchase 3,489,115 shares of the Company's common stock from existing stockholders. The bank loan and ESOP loan are payable in equal semi-annual principal installments over a 10-year period.

         At the time of the origination of the bank loan and the ESOP loan and subsequent purchase by the ESOP of Company shares, the Company recorded the principal amount of the bank loan as long-term debt and recorded unearned compensation for the principal amount of the ESOP loan, which is reflected as a reduction to stockholders' equity on the balance sheet. Pending repayment of the ESOP loan, shares owned by the ESOP are held in a suspense account and are unallocated to participants. Shares of common stock are committed to be released from the suspense account and subsequently allocated to participants' accounts based on the ratio that the annual principal debt repayment of the ESOP loan bears to the original principal balance (approximately 347,340 shares of common stock per year). The Company recognizes non-cash compensation expense and credits equity each month in an amount equal to one-twelfth of the number of shares of common stock committed to be released each year, net of shares committed to be released in lieu of cash dividends declared on allocated shares, multiplied by the average fair value of such shares during the period. Prior to the Offering, the average fair value of the common stock was based on independent appraisals.
For all periods subsequent to the Offering, non-cash compensation expense will be based on the average market price at which the shares of common stock are traded in the open market during the applicable period.

         Accordingly, if the average market price of the common stock increases, the Company's non-cash ESOP compensation expense will also increase, thereby having a negative impact on the Company's net income and net income per share. Because the Company cannot predict the price at which its shares will trade in the future, it cannot predict the amount of non-cash ESOP compensation expense or the resulting effect on net income or net income per share for future periods.

5.  NET INCOME (LOSS) PER SHARE

         Net income (loss) per share has been computed based on the weighted average number of common shares outstanding, including the dilutive effect of outstanding stock options, if applicable, in each respective period. Shares of stock owned by the ESOP that have been committed to be released to participants have been considered outstanding on a weighted average basis for the purpose of computing net income (loss) per share. Shares of stock owned by the ESOP that have not been committed to be released have not been considered outstanding for such purpose. The computation of the weighted average number of common and common equivalent shares outstanding for the interim periods reported herein is summarized as follows:


                                                                        13-Week
                                                                      Period Ended
                                                          -----------------------------------
                                                             March 30,           April 1,
                                                               1996                 1995
                                                          ---------------     ---------------
          Weighted average shares,
              excluding ESOP and
              stock option effects                          5,036,656            2,683,170

          Weighted average effect
              of ESOP shares committed
              to be released                                1,109,081              753,725

          Dilutive effect of stock options                         --              546,280
                                                            ---------            ---------

          Weighted average number
             of common and common
             equivalent shares outstanding                  6,145,737            3,983,175
                                                            =========            =========

6.  INVENTORIES

         Substantially all of the Company's inventories are valued at last-in,
first-out ("LIFO") cost, which is  not in excess of market.   An analysis of
inventories at  March 30, 1996  and December 31, 1995 follows:

                                                                            March 30,            December 31,
                                                                              1996                  1995
                                                                            --------             ----------
                                                                           (Unaudited)
          Inventories valued at first-in, first-out ("FIFO") cost:
              Raw materials and purchased parts                           $10,226,000          $ 8,391,000
              Work-in-process                                               4,474,000            4,043,000
              Finished goods                                               11,858,000           10,020,000
                                                                          -----------          -----------
                                                                           26,558,000           22,454,000
         Less excess of FIFO over LIFO cost                                 6,007,000            5,920,000
                                                                          -----------          -----------
                                                                          $20,551,000          $16,534,000
                                                                          ===========          ===========

                      ITEM 2.  MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited interim consolidated financial statements of the Company and notes thereto appearing elsewhere in this Form 10-Q. All references to the first quarter of 1996 and the first quarter of 1995 are referring to the 13-week periods ended March 30, 1996 and April 1, 1995, respectively.

         On February 1, 1996, as discussed in Note 3 to Notes to Consolidated Financial Statements, the Company's wholly owned Canadian subsidiary acquired all of the capital stock of HEAT and 1061099 through the direct and indirect purchase of all of the outstanding shares of these companies. HEAT manufactures gas space heaters and pre-engineered fireplaces at a 100,000 square foot manufacturing plant located on approximately 12 acres in Orillia, Ontario, Canada which it leases from 1061099. The results of operations of the acquired companies are included in the unaudited interim consolidated statement of operations for the period from the purchase date through March 30, 1996.
All references to HEAT in the following discussion refers to the acquired companies.

RESULTS OF OPERATIONS

         The following tables set forth, for the periods indicated, information derived from the Company's financial statements expressed as a percentage of net sales together with industry segment information.

                                                         13-Week
                                                      Period Ended
                                                --------------------------
                                                March 30,         April 1,
                                                    1996           1995
                                                --------------------------


         Net sales                               100.0%            100.0%
         Cost of sales                            79.4              79.0
                                                 -----              ----

         Gross profit                             20.6              21.0

         Operating expenses:
           Selling                                12.3               9.9
           General and administrative              7.9               6.1
           Non-cash ESOP compensation expense      3.6               1.9
                                                  -----              ---

         Operating income (loss)                  (3.2)              3.1
         Interest expense, net                      .1                .8
                                                  -----              ---

         Income (loss) before income taxes        (3.3)              2.3
         Provision (credit) for income taxes       (.9)              1.0
                                                  ----               ---

           Net income (loss)                      (2.4)%             1.3%
                                                  ====               ===

                                                                                  Segment Information
                                                                            --------------------------------
                                                                                         13-Week
                                                                                      Period Ended
                                                                            --------------------------------
                                                                              March 30,            April 1,
                                                                                1996                 1995
                                                                            -----------           ----------
                                                                                     (In Thousands)
          Net sales:
              Home heating products                                             $ 10,574         $  9,761
              Metal office furniture                                               5,649            5,556
              Leisure and other products                                           4,821            6,086
                                                                                --------         --------
                                                                                $ 21,044         $ 21,403
                                                                                ========         ========

          Gross profit:
              Home heating products                                             $  2,511         $  2,632
              Metal office furniture                                                 963              867
              Leisure and other products                                             872            1,003
                                                                                --------         --------
                                                                                $  4,346         $  4,502
                                                                                ========         ========

          Segment contribution (1):
              Home heating products                                             $    841         $  1,408
              Metal office furniture                                                 473              410
              Leisure and other products                                             445              568
                                                                                --------         --------
                                                                                $  1,759         $  2,386
                                                                                ========         ========

(1)  Segment contribution consists of gross profit less selling expenses.

13-WEEK PERIOD ENDED MARCH 30, 1996 COMPARED TO 13-WEEK PERIOD ENDED APRIL 1,
1995

Net Sales

         Net sales in the 13-week period ended March 30, 1996 decreased to $21.0 million from $21.4 million in the 13-week period ended April 1, 1995, a decrease of $359,000, or 1.7%.

Home Heating Products.    Net sales of home heating products increased from
$9.8 million in the first quarter of 1995 to $10.6 million in the first quarter of 1996, an increase of $813,000, or 8.3%. The increase in net sales of home heating products was primarily the result of the acquisition of HEAT. HEAT's net sales for the period from February 1, 1996 through March 30, 1996 were $837,000. See Note 3 to Notes to Consolidated Financial Statements.

Metal Office Furniture.    Net sales of metal office furniture were $5.6
million in the first quarter of 1996 as compared to $5.6 million in the first quarter of 1995, an increase of $93,000, or 1.7%. The increase in net sales was primarily the result of an increase in prices for the Company's metal office furniture. On July 1, 1995, prices were increased approximately 5% to 6%.

Leisure and Other Products. Net sales of leisure and other products decreased $1.3 million, or 20.8%, in the first quarter of 1996 to $4.8 million as compared to $6.1 million in the first quarter of 1995. Gross sales of utility trailer kits decreased $1.0 million in the first quarter of 1996 as compared to the first quarter of 1995. Shipments to four primary utility trailer kit customers have decreased $1.1 million. The decrease in utility trailer kit sales was the result of a late selling season caused by the unseasonably cool weather during the first quarter of 1996. Gross sales of barbecue gas grills decreased $290,000 in the first quarter of 1996 as compared to the first quarter of 1995 primarily as a result of customer shipment delays caused by vendor delivery problems on grill components.

Gross Profit

         Gross profit in the first quarter of 1996 was $4.3 million as compared to $4.5 million in the first quarter of 1995, a decrease of $156,000, or 3.5%. Gross margin, defined as gross profit as a percentage of net sales, decreased from 21.0% in the first quarter of 1995 to 20.7% in the first quarter of 1996.

Home Heating Products.    Gross profit on net sales of home heating products in
the first quarter of 1996 was $2.5 million as compared to $2.6 million in the
first quarter of 1995, a decrease of $121,000, or 4.6%.   The increase in net
sales for the quarter of 8.3% as discussed above was more than offset by the decrease in gross profit caused by the shift in sales mix from higher margin, gas heating products to HEAT and Martin fireplace products. Gas heating product sales, excluding HEAT, were 39.7% of home heating product sales in the first quarter of 1996 as compared to 50.6% in the first quarter of 1995. The gross margin on HEAT and Martin fireplace product sales in the first quarter of 1996 was 19.5% as compared to 29.9% on gas heating product sales.

Metal Office Furniture.    Gross profit on net sales of metal office furniture
increased $96,000, or 11.1%, from $867,000 in the first quarter of 1995 to $963,000 in the first quarter of 1996. The increase was the result of the 1.7% increase in net sales discussed above and a 1.4% improvement in gross margin from 15.6% in the first quarter of 1995 to 17.0% in the first quarter of 1996. The increase in gross margin was primarily the result of improved product pricing as previously discussed.

Leisure and Other Products.    Gross profit on net sales of leisure and other
products in the first quarter of 1996 was $872,000 as compared to $1.0 million in the first quarter of 1995, a decrease of $131,000, or 13.1%. The decrease was primarily the result of the 20.8% decrease in net sales discussed above partially offset by an increase in gross margin from 16.5% in the first quarter of 1995 to 18.1% in the first quarter of 1996. The increase in gross margin was primarily the result of an increase in the mix of higher margin, gas grill sales in the first quarter of 1996.

Selling Expenses

         Selling expenses in the first quarter of 1996 increased to $2.6 million from $2.1 million in the first quarter of 1995, an increase of $471,000, or 22.3%, primarily in the home heating product segment. The acquisition of HEAT resulted in $198,000 of the increase. Cooperative advertising expenses increased $131,000 primarily as a result of an increase in customer credit claims in the home heating and metal office furniture segments. In addition, promotion and travel expenses have increased $106,000 primarily as a result of the increased effort to promote the Company's new gas heating and fireplace products for the 1996 season. Selling expenses as a percentage of net sales increased to 12.3% in the first quarter of 1996 from 9.9% in the first quarter of 1995 primarily as a result of the 1.7% decrease in net sales together with the increases discussed herein.

Segment Contribution

         Total segment contribution, defined as gross profit less selling expenses, decreased from $2.4 million in the first quarter of 1995 to $1.8 million in the first quarter of 1996, a decrease of $627,000, or 26.3%. The decrease was primarily the result of the 3.5% decrease in gross profit, the 22.3% increase in selling expenses and other factors discussed above.

General and Administrative Expenses

         General and administrative expenses increased $363,000, or 27.7%, in the first quarter of 1996 as compared to the first quarter of 1995. The increase is primarily the result of the $169,000 in general and administrative expenses incurred by HEAT, a $150,000 increase in the Company's Supplemental Executive Retirement Plan ("SERP") expense and a $33,000 increase in franchise tax expense as a result of the Company's change from an Alabama corporation to a Delaware corporation in 1995. The increase in SERP expense in the first quarter of 1996 was primarily the result of an increase in the fair value of the Company's common stock from $6.94 per share at April 1, 1995, to $11.00 per share at March 30, 1996.

Non-cash ESOP Compensation Expense

         Non-cash ESOP compensation expense was $758,000 in the first quarter of 1996 as compared to $400,000 in the first quarter of 1995, an increase of $358,000, or 89.5%. In the first quarter of 1996, 82,572 shares of unallocated ESOP stock were committed to be released as compensation at an average fair value of $9.18 per share, as compared to 57,610 shares committed to be released as compensation at an average fair value of $6.94 per share in the first quarter of 1995. The 24,962 increase in shares released as compensation represents the decrease in shares committed to be released in lieu of dividends payable on shares allocated to ESOP participants that were used to pay down the ESOP loan. The increase in non-cash ESOP compensation expense in the first quarter of 1996 was the result of an increase in the number of shares released as compensation and a 32.3% increase in the average fair value of the Company's common stock associated with the Offering discussed in Note 2 to Notes to Consolidated Financial Statements. See discussion of ESOP accounting in Note 4 to Notes to Consolidated Financial Statements.

Interest Expense

         Interest expense in the first quarter of 1996 was $246,000 as compared to $234,000 in the first quarter of 1995, an increase of $12,000, or 5.1%. The increase was primarily attributable to an increase in average short-term borrowings of $2.5 million as a result of the acquisition of HEAT during the quarter partially offset by a decrease in the interest rate on the Company's bank line of credit and a lower average balance of long-term debt during the quarter.

Interest Income

         Interest income in the first quarter of 1996 was $230,000 as compared to $59,000 in the first quarter of 1995, an increase of $171,000. The increase represents interest earned on the available net proceeds received in the Offering, partially offset by a decrease in available operating cash during the first quarter of 1996. Operating cash decreased primarily as a result of an increase in average non-HEAT inventory levels of approximately $2.9 million. See Note 2 to Notes to Consolidated Financial Statements for discussion of the Offering.

Provision (Credit) for Income Taxes

         The provision for income taxes decreased from $218,000 in the first quarter of 1995 to a credit of $179,000 in the first quarter of 1996, a decrease of $397,000. The decrease was the result of a $1.2 million decrease in income before income taxes from $499,000 in the first quarter of 1995 to a net loss of $690,000 in the first quarter of 1996. The decrease as a result of the decrease in income before income taxes was partially offset by a decrease in the effective tax rate from 43.7% in the first quarter of 1995 to 25.9% in the first quarter of 1996. The decrease in the effective tax rate was primarily the result of the non-recognition of a tax benefit on the $265,000 net loss of HEAT during the quarter. The realization of the tax benefit for the HEAT loss is not certain at this time. No Canadian net operating loss carrybacks are available to HEAT.

Net Income (Loss) and Net Income (Loss) Per Share

         The net loss in the first quarter of 1996 was $511,000 as compared to net income of $281,000 in the first quarter of 1995. The decrease in net income was primarily the result of the factors discussed above.

         Net loss per share was $0.08 per share in the first quarter of 1996 as compared to net income per share of $0.07 in the first quarter of 1995. The rate of decrease in net income per share was less than the rate of decrease in net income as the result of a 2.2 million increase in the weighted average number of common and common equivalent shares outstanding. The increase in weighted average shares outstanding was primarily the result of the completion of the Offering in July 1995. See Notes 2 and 5 to Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations in the first quarter of the year from internally generated funds and seasonal borrowings under its bank line of credit. The Company's primary capital requirements are for working capital, debt service, capital expenditures and dividends.

         The Company's operations in the 13-week period ended March 30, 1996 used $5.0 million in cash to finance increases in extended term ("dating") receivables and inventories required to supply the Company's peak shipping season which occurs primarily in the third and fourth quarters of each year. The Company's operating cash and bank line of credit were utilized to provide the funds needed for these working capital requirements, capital expenditures, long-term debt repayments and dividends for the period. Historically, the Company's operations for the remainder of the year have provided the funds required to repay the bank line of credit.

         As discussed above, the Company finances temporary working capital requirements under an unsecured bank line of credit with its principal lender. The credit agreement provides a line of $20.0 million for a term expiring July 31, 1997. Interest on the line of credit is payable monthly at a variable rate equivalent to 30-day LIBOR plus 1.25%, which at May 8, 1996 was 6.6875%.

         In addition to the operating requirements for the period, the Company utilized $1.4 million in cash to purchase the capital stock of HEAT and 1061099 as discussed in Note 3 to Notes to Consolidated Financial Statements. The funds utilized to purchase the stock were provided from the Offering discussed in Note 2 to Notes to Consolidated Financial Statements. In connection with the acquisition of the stock, the Company also caused to be repaid approximately $5.7 million in bank debt of HEAT, 1061099 and affiliates. In March, 1996, the Company obtained a $5.0 million unsecured term loan from its principal lender to refinance such bank debt. The term loan is due in semi-annual principal payments of $250,000 over a seven-year period with a balloon payment of $1.5 million due at maturity. Interest on the term loan is payable monthly at a fixed rate of 6.9%.

FINANCIAL POSITION

         Cash and short-term investments in the first quarter of 1996 decreased $4.7 million as a result of the factors discussed above. Accounts receivable and inventories in the first quarter increased $3.9 million and $4.0 million, respectively. The increase in accounts receivable of $3.9 million, or 28.2%, was the result of the $1.0 million of HEAT receivables acquired and a $5.6 million increase in dating receivables. In an effort to better control its production schedule in light of the seasonal nature of its home heating product and barbecue gas grill business, the Company utilizes early booking programs under which customers receive favorable dating terms for placing their orders early and permitting the Company to ship the products at "factory convenience."

         The increase in inventories of $4.0 million, or 24.3%, was the result of the $2.5 million of HEAT inventory acquired and the Company's general practice of producing gas and solid fuel heaters in the late winter, spring and summer to supply the typical peak shipping season in the last two quarters of the year.

         During the first quarter of 1996, net property, plant and equipment increased $4.3 million, or 68.0%. The increase was the result of $3.9 million of HEAT fixed assets acquired and $758,000 in capital expenditures during the quarter.

                          PART II - OTHER INFORMATION


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 *3(a) Form of Restated Certificate of Incorporation of Martin Industries, Inc. which was filed as Exhibit 3(a) to the Registrant's Registration Statement on Form S-1 filed with the Commission on July 10, 1995 (Registration No. 33-90432).

                 3(b)     Bylaws of Martin Industries, Inc.

                 *4 Article 4 of the Restated Certificate of Incorporation of Martin Industries, Inc. which was included in Exhibit 3(a) to the Registrant's Registration Statement on Form S-1 filed with the Commission on July 10, 1995 (Registration No. 33-90432).

                 *10(a) Share Purchase Agreement dated February 1, 1996, by and among Martin Industries, Inc., 1166081 Ontario Inc., certain shareholders of Hunter Energy and Technologies Inc., 1061099 Ontario Inc. and 679401 Ontario Inc. and all of the shareholders of Airform Fabrics Inc. which was filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 16, 1996 (Commission File No. 0-26228).

                 *10(b) Share Purchase Agreement dated February 1, 1996, by and among 1166081 Ontario Inc., Iain J. Richmond, Donald A. Hunter, Andre St. Germain and Donshardan Investments Ltd. which was filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed with the Commission on February 16, 1996 (Commission File No. 0-26228).

                 *10(c) Second Amendment to Loan Agreements and Other Loan Documents dated as of March 28, 1996, by and between Martin Industries, Inc. and AmSouth Bank of Alabama which was filed as Exhibit 10(y) to the Registrant's Annual Report on Form 10-K filed with the Commission on March 29, 1996 (Commission File No. 0-26228).

                 *10(d) Term Note by Martin Industries, Inc. in favor of AmSouth Bank of Alabama dated March 28, 1996, in the principal amount of $5,000,000 which was filed as
                          Exhibit 10(z) to the Registrant's Annual Report on Form 10-K filed with the Commission on March 29, 1996 (Commission File No. 0-26228).

                  27      Financial Data Schedule (for SEC use only).

                 (b)      Reports on Form 8-K

                          A report on Form 8-K was filed by the Registrant with the Commission on February 16, 1996 concerning the acquisition by the Registrant, directly and indirectly, of all of the issued and outstanding shares of capital stock of Hunter Energy and Technologies Inc., an Ontario corporation, and 1061099 Ontario Inc., an Ontario corporation, on February 1, 1996. On April 15, 1996, the Registrant filed a report on Form 8-K/A with the Commission amending the report on Form 8-K filed with the Commission on February 16, 1996 by adding financial statements and pro forma financial information pursuant to Item 7 of Form 8-K.


- - - ------------------------------------
*Incorporated by reference.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        MARTIN INDUSTRIES, INC.



         Date: May 14, 1996         By  /s/ James W. Truitt
                                        ----------------------------
                                        James W. Truitt,
                                        Vice-President, Chief
                                         Financial Officer,
                                         Secretary and Treasurer
                                         (Executed on behalf of
                                         Registrant and as Principal
                                         Financial Officer)

                               INDEX TO EXHIBITS


         Exhibit
         Number           Description of Exhibits                                                                         Page No.
         ------           -----------------------                                                                      -------------
         *3(a)            Form of Restated Certificate of Incorporation of Martin Industries, Inc. which was filed as Exhibit 3(a) to the Registrant's Registration Statement on Form S-1 filed with the Commission on July 10, 1995 (Registration No. 33-90432).

          3(b)            Bylaws of Martin Industries, Inc.

         *4               Article 4 of the Restated Certificate of Incorporation of Martin Industries, Inc.
                          which was included in Exhibit 3(a) to the Registrant's Registration Statement on
                          Form S-1 filed with the Commission on July 10, 1995 (Registration No. 33-90432).

         *10(a)           Share Purchase Agreement dated February 1, 1996, by and among Martin Industries, Inc.,
                          1166081 Ontario Inc., certain shareholders of Hunter Energy and Technologies, Inc.,
                          1061099 Ontario Inc. and 679401 Ontario Inc. and all of the shareholders of Airform
                          Fabrics Inc. which was filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K
                          filed with the Commission on February 16, 1996 (Commission File No. 0-26228).

         *10(b)           Share Purchase Agreement dated February 1, 1996, by and among 1166081 Ontario Inc.,
                          Iain J. Richmond, Donald A. Hunter, Andre St. Germain and Donshardan Investments Ltd.
                          which was filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed with the Commission on February 16, 1996 (Commission File No. 0-26228).

         *10(c)           Second Amendment to Loan Agreements and Other Loan Documents dated as of March 28, 1996, by and between Martin Industries, Inc. and AmSouth Bank of Alabama which was filed as
                          Exhibit 10(y) to the Registrant's Annual Report on Form 10-K filed with the Commission on
                          March 29, 1996 (Commission File No. 0-26228).

         *10(d)           Term Note by Martin Industries, Inc. in favor of AmSouth Bank of Alabama dated
                          March 28, 1996, in the principal amount of $5,000,000 which was filed as
                          Exhibit 10(z) to the Registrant's Annual Report on Form 10-K filed with the
                          Commission on March 29, 1996 (Commission File No. 0-26228).

          27              Financial Data Schedule (for SEC use only).


         --------------------------
         *Incorporated by reference.