Form 10-Q
period 1996-06-29
MARTIN INDUSTRIES INC /DE/
filed 1996-08-13
CIK 942143

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                      QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

 FOR 13-WEEK PERIOD ENDED JUNE 29, 1996           COMMISSION FILE NO. 0-26228

                            MARTIN INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                        63-0133054
      ------------------------------                      --------------------
     (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)



       301 EAST TENNESSEE STREET
           FLORENCE, ALABAMA                                        35630
- ------------------------------------------                        ---------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)




                                 (205) 767-0330
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                        YES        X                 NO
                             -----------                 ----------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                     8,716,075 SHARES OF COMMON STOCK, $.01
                        PAR VALUE, AS OF AUGUST 8, 1996

                            MARTIN INDUSTRIES, INC.

                                     INDEX



                                                                                                  PAGE
                                                                                                  ----
PART I                    FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS:

                          CONSOLIDATED BALANCE SHEETS AS OF JUNE 29, 1996
                             (UNAUDITED)  AND DECEMBER 31, 1995                                      2

                          UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE 13-WEEK AND 26-WEEK PERIODS ENDED
                             JUNE 29, 1996 AND JULY 1, 1995                                          4

                          UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE 26-WEEK PERIODS ENDED JUNE 29, 1996
                             AND JULY 1, 1995                                                        5

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                     10

PART II                   OTHER INFORMATION

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS                               19

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                  20

                        PART I     FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                            MARTIN INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                          June 29,        December 31,
                                                            1996              1995
                                                      --------------    --------------
                                                        (Unaudited)
Current assets:
     Cash and short-term investments                  $   15,386,000    $   20,439,000
     Accounts and notes receivable, less
         allowance for doubtful accounts of
         $801,000 and $594,000, respectively              23,504,000        13,824,000
     Inventories                                          19,608,000        16,534,000
     Refundable income taxes                                       0           512,000
     Deferred tax benefits                                 2,057,000         2,049,000
     Prepaid expenses and other assets                     1,188,000           978,000
                                                      --------------    --------------
               Total current assets                       61,743,000        54,336,000
                                                      --------------    --------------

Property, plant and equipment, net                        10,693,000         6,346,000
Deferred tax benefits                                        659,000           675,000
Other noncurrent assets                                    4,201,000         2,225,000
                                                      --------------    --------------
                                                          15,553,000         9,246,000
                                                      --------------    --------------
               Total assets                           $   77,296,000    $   63,582,000
                                                      ==============    ==============



        The accompanying notes are an integral part of these statements.

                            MARTIN INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                         June 29,        December 31,
                                                           1996              1995
                                                     --------------    --------------
                                                       (Unaudited)
LIABILITIES
  Current liabilities:
       Short-term borrowings                         $    6,347,000    $       12,000
       Current portion of long-term debt                  1,850,000         1,315,000
       Accounts payable                                   4,195,000         4,072,000
       Accrued liabilities:
           Payroll and employee benefits                  3,415,000         3,090,000
           Product liability                                640,000           660,000
           Warranty                                         528,000           617,000
           Workers' compensation                            471,000           603,000
           Other                                            922,000           662,000
       Income taxes payable                                 356,000                 0
                                                     --------------    --------------
                 Total current liabilities               18,724,000        11,031,000
                                                     --------------    --------------
  Long-term debt                                         11,121,000         7,228,000
  Deferred compensation                                   2,096,000         2,013,000
  Other noncurrent liabilities                              178,000           232,000
                                                     --------------    --------------
                                                         13,395,000         9,473,000
                                                     --------------    --------------
                 Total liabilities                       32,119,000        20,504,000
                                                     --------------    --------------

STOCKHOLDERS' EQUITY
  Preferred stock $.01 par value, 1,000,000
      shares authorized; no shares issued and
      outstanding                                                 0                 0
  Common stock, $.01 par value, 20,000,000
      shares authorized; 9,748,000 shares issued             97,000            97,000
  Paid-in capital                                        24,463,000        23,457,000
  Retained earnings                                      30,149,000        30,130,000
  Unrealized gain on foreign currency translation            86,000                 0
                                                     --------------    --------------
                                                         54,795,000        53,684,000
  Less:
      Treasury stock at cost (1,031,925 and 1,269,715,
         respectively)                                    1,927,000         2,319,000
      Unearned compensation - ESOP                        7,691,000         8,287,000
                                                     --------------    --------------
                 Total stockholders' equity              45,177,000        43,078,000
                                                     --------------    --------------

                 Total liabilities and stockholder   $   77,296,000    $   63,582,000
                                                     ==============    ==============


        The accompanying notes are an integral part of these statements.

                            MARTIN INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                     13-Week Period Ended             26-Week Period Ended
                                                     --------------------             --------------------
                                                      6/29/96      7/1/95              6/29/96      7/1/95
                                                      -------      ------              -------      ------
NET SALES                                       $   26,647,000 $   28,593,000   $   47,691,000 $    49,996,000

COST OF SALES                                       19,682,000     21,040,000       36,380,000      37,941,000
                                                -------------- --------------   -------------- ---------------
      Gross profit                                   6,965,000      7,553,000       11,311,000      12,055,000
                                                -------------- --------------   -------------- ---------------
OPERATING EXPENSES:
   Selling                                           2,440,000      2,115,000        5,026,000       4,231,000
   General and administrative                        1,747,000      1,470,000        3,422,000       2,782,000
   Non-cash ESOP compensation expense                  809,000        608,000        1,567,000       1,008,000
                                                -------------- --------------   -------------- ---------------
                                                     4,996,000      4,193,000       10,015,000       8,021,000
                                                -------------- --------------   -------------- ---------------

      Operating income                               1,969,000      3,360,000        1,296,000       4,034,000

INTEREST EXPENSE                                       400,000        316,000          646,000         550,000

INTEREST INCOME                                       (242,000)       (16,000)        (472,000)        (75,000)
                                                -------------- --------------   -------------- ---------------
      Income before income taxes                     1,811,000      3,060,000        1,122,000       3,559,000

PROVISION FOR INCOME TAXES                             839,000      1,288,000          660,000       1,506,000
                                                -------------- --------------   -------------- ---------------
      Net income                                $      972,000 $    1,772,000   $      462,000 $     2,053,000
                                                ============== ==============   ============== ===============

NET INCOME PER SHARE                            $         0.14 $         0.43   $         0.07 $          0.51
                                                ============== ==============   ============== ===============

WEIGHTED AVERAGE NUMBER
   OF COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                     6,753,029      4,088,204        6,644,273       4,044,786
                                                ============== ==============   ============== ===============

DIVIDENDS DECLARED
   PER SHARE                                    $        0.036 $        0.036   $        0.072 $         0.321
                                                ============== ==============   ============== ===============


        The accompanying notes are an integral part of these statements.

                            MARTIN INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                  26-Week
                                                                                Period Ended
                                                                     --------------------------------
                                                                          June 29,         July 1,
                                                                            1996             1995
                                                                     ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $       462,000  $     2,053,000
  Adjustments to reconcile net income to net cash
    used in operating activities:
       Depreciation and amortization                                         670,000          446,000
       Provision for doubtful accounts and notes receivable                   15,000          168,000
       Non-cash ESOP compensation expense                                  1,567,000        1,008,000
       Provision for performance compensation                                      0          345,000
       Other changes in operating assets and liabilities                  (9,218,000)     (10,550,000)
                                                                     ---------------  ---------------

                 Net cash used in operating activities                    (6,504,000)      (6,530,000)
                                                                     ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                    (1,192,000)        (675,000)
  Proceeds from sales of assets                                                1,000           12,000
  Purchase of subsidiary, net of cash acquired                            (1,374,000)               0
                                                                     ---------------  ---------------

                 Net cash used in investing activities                    (2,565,000)        (663,000)
                                                                     ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings                                                5,644,000        4,989,000
  Net repayment of long-term debt                                         (1,444,000)        (550,000)
  Exercise of stock options                                                  180,000                0
  Cash dividends paid                                                       (364,000)        (862,000)
                                                                     ---------------  ---------------

                 Net cash provided by financing activities                 4,016,000        3,577,000
                                                                     ---------------  ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (5,053,000)      (3,616,000)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                     20,439,000        3,630,000
                                                                     ---------------  ---------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                      $    15,386,000  $        14,000
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

Recapitalization and Stock Split

         On April 7, 1995, the Company's stockholders approved a change in the authorized number of shares of common stock from 300,000 shares to 20,000,000 shares. In addition, 1,000,000 shares of $.01 par value preferred stock were authorized. The accompanying consolidated financial statements are presented as if these changes had occurred at the beginning of the first period presented. On April 7, 1995, the Board of Directors approved a 35-for-1 stock split of the Company's common stock that was effected in the form of a stock dividend effected on July 6, 1995, prior to the consummation of the Company's initial public offering (the "Offering") discussed in Note 2. All share and per share amounts have been retroactively restated for all periods presented to reflect the stock split.

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

3.  BUSINESS COMBINATION

         On February 1, 1996, the Company's newly formed, wholly owned Canadian subsidiary, 1166081 Ontario Inc. ("Martin Canada"), acquired, directly and indirectly, all of the capital stock of Hunter Energy and Technologies Inc. ("HEAT") and 1061099 Ontario Inc. ("1061099"), a sister company which owned the land and building leased by HEAT for its manufacturing operation. The transaction was accounted for under the purchase method of accounting. The aggregate purchase price of approximately $2,102,000 included $850,000 in cash, $728,000 in promissory notes, $364,000 paid into escrow and transaction expenses of $160,000. The promissory notes bear interest at a rate of 9% per annum and mature on February 1, 1997. The purpose of the escrow is to make funds available to meet the sellers' indemnification obligations to the Company. The aggregate purchase price exceeded the fair value of the net assets acquired by $2,197,000, which amount is reflected as goodwill in the unaudited interim consolidated balance sheet to be amortized over 40 years. Pursuant to the purchase agreement, Martin Canada caused to be repaid all of the outstanding bank indebtedness of HEAT and 1061099 in the aggregate amount of approximately $5,662,000. The results of operations of the acquired companies are included in the unaudited interim consolidated statements of operations for the period from the purchase date, February 1, 1996, through June 29, 1996. The pro forma effect of the HEAT acquisition on the Company's results of operations for the year-to-date periods ended June 29, 1996 and July 1, 1995 is not significant and not disclosed herein.

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

5.  NET INCOME PER SHARE

         Net income per share has been computed based on the weighted average number of common shares outstanding, including the dilutive effect of outstanding stock options in each respective period. Shares of stock owned by the ESOP that have been committed to be released to participants have been considered outstanding on a weighted average basis for the purpose of computing net income per share. Shares of stock owned by the ESOP that have not been committed to be released have not been considered outstanding for such purpose. The computation of the weighted average number of common and common equivalent shares outstanding for the interim periods reported herein is summarized as follows:


                                                                 13-Week                           26-Week
                                                              Period Ended                      Period Ended
                                                       --------------------------       --------------------------
                                                         June 29,        July 1,          June 29,        July 1,
                                                           1996            1995             1996            1995
                                                       ----------       ---------       -----------      ---------
Weighted average shares,
   excluding ESOP and
   stock option effects                                 5,169,269       2,683,170       5,103,931        2,683,170

Weighted average effect
   of ESOP shares committed
   to be released                                       1,195,916         840,543       1,152,498          797,125

Dilutive effect of stock options                          387,844         564,491         387,844          564,491
                                                        ---------       ---------       ---------        ---------
Weighted average number
   of common and common
   equivalent shares outstanding                        6,753,029       4,088,204       6,644,273        4,044,786
                                                        =========       =========       =========        =========

6.  INVENTORIES

         Substantially all of the Company's inventories are valued at last-in, first-out ("LIFO") cost, which is not in excess of market. An analysis of inventories at June 29, 1996 and December 31, 1995 follows:

                                                                             June 29,           December 31,
                                                                               1996                 1995
                                                                         ------------           -----------
                                                                           (Unaudited)
         Inventories valued at first-in, first-out ("FIFO") cost:
            Raw materials and purchased parts                            $  9,594,000           $ 8,391,000
            Work-in-process                                                 4,729,000             4,043,000
            Finished goods                                                 11,325,000            10,020,000
                                                                         ------------           -----------
                                                                           25,648,000            22,454,000
         Less excess of FIFO over LIFO cost                                 6,040,000             5,920,000
                                                                         ------------           -----------
                                                                         $ 19,608,000           $16,534,000
                                                                         ============           ===========

                      ITEM 2.  MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited interim consolidated financial statements of the Company and notes thereto appearing elsewhere in this Form 10-Q. All references to the second quarter of 1996 and the second quarter of 1995 are referring to the 13-week periods ended June 29, 1996 and July 1, 1995, respectively. All references to the 1996 year-to-date period and the 1995 year-to-date period are referring to the 26-week periods ended June 29, 1996 and July 1, 1995, respectively.

         On February 1, 1996, as discussed in Note 3 to Notes to Consolidated Financial Statements, the Company's wholly owned Canadian subsidiary acquired all of the capital stock of HEAT and 1061099 through the direct and indirect purchase of all of the outstanding shares of these companies. HEAT manufactures gas space heaters and pre-engineered fireplaces at a 100,000 square foot manufacturing plant located on approximately 12 acres in Orillia, Ontario, Canada which it leases from 1061099. The results of operations of the acquired companies are included in the unaudited interim consolidated statement of operations for the period from the purchase date through June 29, 1996. All references to HEAT in the following discussion refers to the acquired companies. The pro forma effect of the HEAT acquisition on the Company's results of operations for the year-to-date periods ended June 29, 1996 and July 1, 1995 is not significant and not disclosed herein.

RESULTS OF OPERATIONS

         The following tables set forth, for the periods indicated, information derived from the Company's financial statements expressed as a percentage of net sales together with industry segment information.

                                                          13-Week Period Ended              26-Week Period Ended
                                                          --------------------              --------------------
                                                           June 29,      July 1,             June 29,      July 1,
                                                             1996          1995                1996          1995
                                                           -------       -------             -------       -------
   Net sales                                               100.0%        100.0%              100.0%        100.0%
   Cost of sales                                            73.9          73.6                76.3          75.9
                                                           -----         -----               -----         -----
   Gross profit                                             26.1          26.4                23.7          24.1
                                                           -----         -----               -----         -----
   Operating expenses:
     Selling                                                 9.2           7.4                10.5           8.4
     General and administrative                              6.5           5.1                 7.2           5.6
     Non-cash ESOP compensation expense                      3.0           2.1                 3.3           2.0
                                                           -----         -----               -----         -----
   Operating income                                          7.4          11.8                 2.7           8.1
   Interest expense, net                                      .6           1.1                  .4           1.0
                                                           -----         -----               -----         -----
   Income before income taxes                                6.8          10.7                 2.3           7.1
   Provision for income taxes                                3.2           4.5                 1.3           3.0
                                                           -----         -----               -----         -----
     Net income                                              3.6%          6.2%                1.0%          4.1%
                                                           =====         =====               =====         =====

                                                                           Segment Information
                                                        ----------------------------------------------------------
                                                          13-Week Period Ended              26-Week Period Ended
                                                          --------------------              --------------------
                                                           June 29,    July 1,               June 29,    July 1,
                                                             1996       1995                  1996        1995
                                                            ------     ------                ------      ------
                                                                              (In Thousands)
   Net sales:
     Home heating products                                 $19,352     $19,057               $29,926     $28,818
     Metal office furniture                                  2,548       5,141                 8,197      10,697
     Leisure and other products                              4,747       4,395                 9,568      10,481
                                                           -------     -------               -------     -------
                                                           $26,647     $28,593               $47,691     $49,996
                                                           =======     =======               =======     =======
   Gross profit:
     Home heating products                                 $ 6,051     $ 5,931               $ 8,562     $ 8,563
     Metal office furniture                                    129         888                 1,092       1,755
     Leisure and other products                                785         734                 1,657       1,737
                                                           -------     -------               -------     -------
                                                           $ 6,965     $ 7,553               $11,311     $12,055
                                                           =======     =======               =======     =======
   Segment contribution (loss)(1):
     Home heating products                                 $ 4,327     $ 4,518               $ 5,168     $ 5,926
     Metal office furniture                                   (211)        463                   262         873
     Leisure and other products                                409         457                   855       1,025
                                                           -------     -------               -------     -------
                                                           $ 4,525     $ 5,438               $ 6,285     $ 7,824
                                                           =======     =======               =======     =======

    (1)  Segment contribution (loss) consists of gross profit less selling expenses.


13-WEEK PERIOD ENDED JUNE 29, 1996 COMPARED TO 13-WEEK PERIOD ENDED JULY 1,
1995

Net Sales

         Net sales in the 13-week period ended June 29, 1996 decreased to $26.6 million from $28.6 million in the 13-week period ended July 1, 1995, a decrease of $2.0 million, or 6.8%.

Home Heating Products. Net sales of home heating products increased from $19.1 million in the second quarter of 1995 to $19.4 million in the second quarter of 1996, an increase of $295,000, or 1.5%. The increase in net sales of home heating products was primarily the result of the acquisition of HEAT. HEAT's net sales for the second quarter of 1996 were $1.6 million. See Note 3 to Notes to Consolidated Financial Statements.

Metal Office Furniture. Net sales of metal office furniture were $2.5 million in the second quarter of 1996 as compared to $5.1 million in the second quarter of 1995, a decrease of $2.6 million, or 50.4%. The decrease in net sales was primarily due to competition providing the Company's primary metal office furniture customer with lower and higher grade file cabinets which the Company does not manufacture. Customer purchases of the Company's medium grade file cabinets have decreased as a result.

Leisure and Other Products. Net sales of leisure and other products increased $352,000, or 8.0%, in the second quarter of 1996 to $4.7 million as compared to $4.4 million in the second quarter of 1995. Gross sales of barbecue gas grills increased $891,000, or 68.1%, in the second quarter of 1996 as compared to the second quarter of 1995. A Company grill was awarded a "Best Buy" designation by Consumer Digest magazine in its May 1996 issue, which contributed to the increase. The increase in the sale of barbecue gas grills was partially offset by a $451,000, or 15.2%, decrease in the sale of utility trailer kits. Shipments to a primary mass merchandiser of the utility trailer kits decreased $569,000 in the second quarter of 1996 as compared to the second quarter of 1995.

Gross Profit

         Gross profit in the second quarter of 1996 was $7.0 million as compared to $7.6 million in the second quarter of 1995, a decrease of $588,000, or 7.8%. Gross margin, defined as gross profit as a percentage of net sales, decreased from 26.4% in the second quarter of 1995 to 26.1% in the second quarter of 1996.

Home Heating Products. Gross profit on net sales of home heating products in the second quarter of 1996 was $6.1 million as compared to $5.9 million in the second quarter of 1995, an increase of $120,000, or 2.0%. The increase in net sales for the quarter of 1.5% was the primary contributor to the increase.

Metal Office Furniture. Gross profit on net sales of metal office furniture decreased $759,000, or 85.5%, from $888,000 in the second quarter of 1995 to $129,000 in the second quarter of 1996. The decrease was the result of the 50.4% decrease in net sales discussed above and a 12.2 point decrease in gross margin from 17.3% in the second quarter of 1995 to 5.1% in the second quarter of 1996. The decrease in gross margin was primarily the result of an increase in the rate of fixed manufacturing cost as a percentage of net sales from 12.5% in the second quarter of 1995 to 20.3% in the second quarter of 1996.

Leisure and Other Products. Gross profit on net sales of leisure and other products in the second quarter of 1996 was $785,000 as compared to $734,000 in the second quarter of 1995, an increase of $51,000, or 6.9%. The increase was the result of the 8.0% increase in net sales discussed above partially offset by a decrease in gross margin from 16.7% in the second quarter of 1995 to 16.5% in the second quarter of 1996.

Selling Expenses

         Selling expenses in the second quarter of 1996 increased to $2.4 million from $2.1 million in the second quarter of 1995, an increase of $325,000, or 15.4%, primarily in the home heating product segment. The acquisition of HEAT resulted in $279,000 of the increase. Promotion expenses have increased $111,000 primarily as a result of the increased effort to promote the Company's new gas heating and fireplace products for the 1996 season. Selling expenses as a percentage of net sales increased to 9.2% in the second quarter of 1996 from 7.4% in the second quarter of 1995 primarily as a result of the 6.8% decrease in net sales together with the increases discussed herein.

Segment Contribution

         Total segment contribution, defined as gross profit less selling expenses, decreased from $5.4 million in the second quarter of 1995 to $4.5 million in the second quarter of 1996, a decrease of $913,000, or 16.8%. The decrease was primarily the result of the 7.8% decrease in gross profit, the 15.4% increase in selling expenses and other factors discussed above.

General and Administrative Expenses

         General and administrative expenses increased $277,000, or 18.8%, in the second quarter of 1996 as compared to the second quarter of 1995. The increase is primarily the result of the $276,000 in general and administrative expenses incurred by HEAT during the 1996 quarter.

Non-cash ESOP Compensation Expense

         Non-cash ESOP compensation expense was $809,000 in the second quarter of 1996 as compared to $608,000 in the second quarter of 1995, an increase of $201,000, or 33.1%. In the second quarter of 1996, 82,833 shares of unallocated ESOP stock were committed to be released as compensation at an average fair value of $9.77 per share, as compared to 83,195 shares committed to be released as compensation at an average fair value of $7.31 per share in the second quarter of 1995. The increase in non-cash ESOP compensation expense in the second quarter of 1996 was the result of a 33.7% increase in the average fair value of the Company's common stock associated with the Offering discussed in Note 2 to Notes to Consolidated Financial Statements. See discussion of ESOP accounting in Note 4 to Notes to Consolidated Financial Statements.

Interest Expense

         Interest expense in the second quarter of 1996 was $400,000 as compared to $316,000 in the second quarter of 1995, an increase of $84,000, or 26.7%. The increase was primarily attributable to the increase in interest expense applicable to the $5,000,000 term loan obtained by the Company in March 1996 to refinance the bank debt of HEAT.

Interest Income

         Interest income in the second quarter of 1996 was $242,000 as compared to $16,000 in the second quarter of 1995, an increase of $226,000. The increase represents interest earned on the available net proceeds received in the Offering. See Note 2 to Notes to Consolidated Financial Statements for discussion of the Offering.

Provision for Income Taxes

         The provision for income taxes decreased from $1.3 million in the second quarter of 1995 to $839,000 in the second quarter of 1996, a decrease of $449,000, or 34.9%. The decrease was the result of a $1.3 million decrease in income before taxes from $3.1 million in the second quarter of 1995 to $1.8 million in the second quarter of 1996, a decrease of 40.8%. The effective tax rate increased from 42.1% in the second quarter of 1995 to 46.3% in the second quarter of 1996 primarily as a result of the non-recognition of a tax benefit on the $173,000 net loss of HEAT during the quarter. The realization of the tax benefit for the HEAT loss is not certain at this time.

Net Income and Net Income Per Share

         Net income in the second quarter of 1996 was $972,000 as compared to net income of $1.8 million in the second quarter of 1995. The decrease in net income was primarily the result of the factors discussed above.

         Net income per share was $0.14 in the second quarter of 1996 as compared to $0.43 per share in the second quarter of 1995. The rate of decrease in net income per share was more than the rate of decrease in net income as a result of a 2.7 million increase in the weighted average number of common and common equivalent shares outstanding. The increase in weighted average shares outstanding was primarily the result of the completion of the Offering in July 1995 and the release of shares to participants in the Company's ESOP. See Notes 2 and 5 to Notes to Consolidated Financial Statements.


26-WEEK PERIOD ENDED JUNE 29, 1996 COMPARED TO 26-WEEK PERIOD ENDED JULY 1,
1995

Net Sales

         Net sales in the 26-week period ended June 29, 1996 decreased to $47.7 million as compared to $50.0 million in the 26-week period ended July 1, 1995, a decrease of $2.3 million, or 4.6%.

Home Heating Products. Net sales of home heating products increased to $29.9 million in the 1996 year-to-date period as compared to $28.8 million in the 1995 year-to-date period, an increase of $1.1 million, or 3.8%. The increase in net sales of home heating products was the result of the acquisition of HEAT. HEAT's net sales for the period from February 1, 1996 through June 29, 1996 were $2.4 million. See Note 3 to Notes to Consolidated Financial Statements. The increase in net sales of home heating products due to the HEAT acquisition was partially offset by a decrease in net sales of the Company's non-HEAT gas heaters and logs. Orders received by the Company's gas heating divisions from March through June, the Company's primary early booking period, were $24.0 million in 1996 as compared to $31.8 million in the same period in 1995. As a result, gas heater and log shipments in the first half of 1996 have decreased as compared to the same period in 1995. Due to unseasonably warm weather in 1995, which resulted in significantly less fill-in orders, the early booking order rate for 1995 was 80% of annual gas heater sales. In recent years prior to 1995, the early booking rate during such period approximated 60% to 65% of such sales. Therefore, if current 1996 early booking order rates follow the historical trends in effect prior to 1995, 1996 annual net sales of gas heaters and logs would not be materially different from 1995 annual net sales of such products, with a higher percentage of shipments coming in the second half of the year. However, due to the risks and uncertainties inherent in the seasonal, cyclical and competitive nature of the Company's gas heater business, the Company is unable at the time of filing this report to predict or give any assurances regarding whether this trend or another trend will affect its gas heater and log sales for the balance of 1996.


Metal Office Furniture. Net sales of metal office furniture decreased to $8.2 million in the 1996 year-to-date period from $10.7 million in the 1995 year-to-date period, a decrease of $2.5 million, or 23.4%. As discussed above, the decrease was the result of competition providing the Company's primary customer for metal office furniture with lower and higher grade file cabinets not manufactured by the Company.

Leisure and Other Products. Net sales of leisure and other products decreased $913,000, or 8.7%, in the 1996 year-to-date period to $9.6 million as compared to $10.5 million in the 1995 year-to-date period. The decrease was primarily the result of a $1.4 million, or 27.2%, decrease in net sales of utility trailer kits partially offset by a $598,000, or 11.9%, increase in net sales of barbecue gas grills. Shipments to five utility trailer kit customers have decreased $1.7 million primarily as a result of the short selling season caused by the unseasonably cool weather during the first four months of 1996.

Gross Profit

         Gross profit in the 1996 year-to-date period was $11.3 million as compared to $12.1 million in the 1995 year-to-date period, a decrease of $744,000, or 6.2%. Gross margin decreased from 24.1% in the 1995 year-to-date period to 23.7% in the 1996 year-to-date period.

Home Heating Products. Gross profit on net sales of home heating products remained at $8.6 million in the 1996 year-to-date period as compared to the 1995 year-to-date period. The increase in gross profit realized as a result of the 3.8% increase in net sales discussed above was offset by a decrease in the gross margin from 29.7% in the 1995 year-to-date period to 28.6% in the 1996 year-to-date period. The decrease in gross margin was caused by the shift in sales mix from higher margin gas heating products to HEAT and Martin fireplace products. Gas heating product sales, excluding HEAT, were 48.3% of home heating product sales in the 1996 year-to-date period as compared to 62.0% in the 1995 year-to-date period.

Metal Office Furniture. Gross profit on net sales of metal office furniture decreased $663,000, or 37.8%, in the 1996 year-to-date period to $1.1 million, as compared to $1.8 million in the 1995 year-to-date period. The decrease in the 1996 year-to-date period was primarily the result of the 23.4% decrease in net sales discussed above and the decrease in the gross margin from 16.4% in the 1995 year-to-date period to 13.3% in the 1996 year-to-date period. The decrease in gross margin was primarily the result of an increase in the rate of fixed manufacturing costs from 12.1% of net sales in the 1995 year-to-date period to 14.0% in the 1996 year-to-date period.

Leisure and Other Products. Gross profit on net sales of leisure and other products decreased $80,000, or 4.6%, in the 1996 year-to-date period to $1.7 million as compared to the 1995 year-to-date period. The decrease was primarily the result of the 8.7% decrease in net sales as discussed above, partially offset by an increase in the gross margin from 16.6% in the 1995 year-to-date period to 17.3% in the 1996 year-to-date period. The increase was primarily the result of a shift in sales mix from utility trailer kits to higher margin, barbecue gas grills. Barbecue gas grill sales were 57.9% of leisure and other product sales in the 1996 year-to-date period as compared to 47.1% in the 1995 year-to-date period.

Selling Expenses

         Selling expenses in the 1996 year-to-date period were $5.0 million as compared to $4.2 million in the 1995 year-to-date period, an increase of $795,000, or 18.8%. The acquisition of HEAT resulted in $477,000 of the increase. Cooperative advertising expenses increased $129,000 primarily as a result of an increase in customer credit claims in the home heating product segment. In addition, promotion and travel expenses have increased $232,000 primarily as a result of the increased effort to expand the distribution of home heating products and to promote the Company's new gas heating and fireplace products for the 1996 season. Selling expenses as a percentage of net sales increased to 10.5% in the 1996 year-to-date period from 8.5% in the 1995 year-to-date period primarily as a result of a 4.8% decrease in net sales together with the increases discussed herein.

Segment Contribution

         Total segment contribution decreased from $7.8 million in the 1995 year-to-date period to $6.3 million in the 1996 year-to-date period, a decrease of $1.5 million, or 19.7%. The decrease was primarily the result of the decrease in gross profit together with the increased selling expense discussed above.

General and Administrative Expense

         General and administrative expenses increased $640,000, or 23.0%, in the 1996 year-to-date period as compared to the 1995 year-to-date period. The increase was primarily the result of $445,000 in general and administrative expenses incurred by HEAT, a $186,000 increase in insurance expense and a $163,000 increase in professional fees. These increases were partially offset by a $168,000 decrease in bad debt expense.

Non-cash ESOP Compensation Expense

         Non-cash ESOP compensation expense increased $559,000, or 55.5%, in the 1996 year-to-date period to $1.6 million, as compared to $1.0 million in the 1995 year-to-date period. In the 1996 year-to-date period, 165,405 shares of unallocated ESOP stock were committed to be released as compensation at an average fair value of $9.47 per share, as compared to 140,805 shares committed to be released as compensation at an average fair value of $7.16 per share in the 1995 year-to-date period. The 24,600 share increase in the 1996 year-to-date period represents the decrease during the period in shares committed to be released in lieu of dividends payable on shares allocated to ESOP participants that were used to pay the ESOP loan.

Interest Expense

         Interest expense increased $96,000, or 17.5%, in the 1996 year-to-date period to $646,000, as compared to $550,000 in the 1995 year-to-date period.
As discussed above, the increase was primarily attributable to the interest expense incurred on the $5.0 million term loan utilized to refinance the bank debt of HEAT in March 1996.

Interest Income

         Interest income increased $397,000 in the 1996 year-to-date period to $472,000, as compared to $75,000 in the 1995 year-to-date period. As discussed above, the increase was attributable to the interest earned on the Offering proceeds received in July 1995, partially offset by a decease in available operating cash during the first quarter of 1996. Operating cash decreased primarily as a result of an increase in average non-HEAT inventory levels of approximately $2.9 million.

Provision for Income Taxes

         The provision for income taxes decreased $846,000, or 56.2%, in the 1996 year-to-date period as compared to the 1995 year-to-date period. Although income before income taxes decreased 68.5% in the 1996 year-to-date period, the provision for income taxes decreased at a lower rate as a result of the increase in the Company's effective tax rate. The effective tax rate increased from 42.3% in the 1995 year-to-date period to 58.8% in the 1996 year-to-date period. The increase in the effective tax rate was primarily the result of the non-recognition of a tax benefit on the $438,000 net loss of HEAT during the 1996 period. The realization of the tax benefit for the HEAT loss is not certain at this time.

Net Income and Net Income Per Share

         Net income in the 1996 year-to-date period was $462,000 as compared to $2.1 million in the 1995 year-to-date period, a decrease of $1.6 million, or 77.5%. The decrease was primarily the result of the factors discussed above.

         Net income per share was $0.07 per share in the 1996 year-to-date period as compared to $0.51 per share in the 1995 year-to-date period.
Although net income decreased 77.5%, net income per share decreased $0.44 per share, or 86.3%, as a result of a 2,599,487, or 64.3%, increase in the weighted average number of common and common equivalent shares outstanding. See Notes 2 and 4 to Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations in the first half of the year from internally generated funds and seasonal borrowings under its bank line of credit. The Company's primary capital requirements are for working capital, debt service, capital expenditures and dividends.

         The Company's operations in the 26-week period ended June 29, 1996 used $6.5 million in cash to finance increases in extended term ("dating") receivables and inventories required to supply the Company's peak shipping season which occurs primarily in the third and fourth quarters of each year. The Company's operating cash and bank line of credit were utilized to provide the funds needed for these working capital requirements, capital expenditures, long-term debt repayments and dividends for the period. Historically, the Company's operations for the remainder of the year have provided the funds required to repay the bank line of credit.

         As discussed above, the Company finances temporary working capital requirements under an unsecured bank line of credit with its principal lender. The credit agreement provides a line of $20.0 million for a term expiring July 31, 1997. Interest on the line of credit is payable monthly at a variable rate equivalent to 30-day LIBOR plus 1.25%, which at July 31, 1996 was 6.75%.

         In addition to the operating requirements for the period, the Company utilized $1.4 million in cash to purchase the capital stock of HEAT and 1061099 as discussed in Note 3 to Notes to Consolidated Financial Statements. The funds utilized to purchase the stock were provided from the Offering discussed in Note 2 to Notes to Consolidated Financial Statements. In connection with the acquisition of the stock, the Company also caused to be repaid approximately $5.7 million in bank debt of HEAT,

1061099 and affiliates. In March 1996, the Company obtained a $5.0 million unsecured term loan from its principal lender to refinance such bank debt. The term loan is due in semi-annual principal payments of $250,000 over a seven-year period with a balloon payment of $1.5 million due at maturity. Interest on the term loan is payable monthly at a fixed rate of 6.9%.

FINANCIAL POSITION

         Cash and short-term investments in the first half of 1996 decreased $5.1 million as a result of the factors discussed above. Accounts receivable and inventories in the 1996 year-to-date period increased $9.7 million and $3.1 million, respectively. The increase in accounts receivable of $9.7 million, or 70.0%, was the result of the $1.0 million of HEAT receivables acquired and a $12.0 million increase in dating receivables. In an effort to better control its production schedule in light of the seasonal nature of its home heating product and barbecue gas grill business, the Company utilizes early booking programs under which customers receive favorable dating terms for placing their orders early and permitting the Company to ship the products at "factory convenience."

         The increase in inventories of $3.1 million, or 18.6%, was the result of the $2.5 million of HEAT inventory acquired and the Company's general practice of producing gas and solid fuel heaters in the late spring and summer to supply the typical peak shipping season in the last two quarters of the year.

         During the 1996 year-to-date period, net property, plant and equipment increased $4.3 million, or 68.5%. The increase was the result of $3.9 million of HEAT fixed assets acquired and $1.1 million in capital expenditures during the period.

         As previously discussed, the Company utilizes its bank line of credit during the peak production period in the second and third quarters to finance working capital requirements. During the 1996 year-to-date period, the Company utilized $6.3 million of its bank line of credit for this purpose as reflected by the increase in short-term borrowings for the period.

                          PART II - OTHER INFORMATION


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         The Annual Meeting of Stockholders of Martin Industries, Inc. was held on May 3, 1996. At the Annual Meeting, the stockholders elected four members to the board of directors of the Company to serve as a class until the Annual Meeting of Stockholders to be held in 1999. The nominees to the board of directors to serve until the Annual Meeting of Stockholders to be held in 1999 received the following number of votes:

                                  Shares Voted        Shares Voted            Abstentions
                                     FOR                 AGAINST             and Non-Votes
                                  ------------        ------------           -------------
William H. Martin, III              7,492,759             35,874               1,058,412

Louis J. Martin II                  7,494,176             34,457               1,058,412

James W. Truitt                     7,494,176             34,457               1,058,412

James D. Wilson                     7,494,176             34,457               1,058,412


         At the Annual Meeting, the stockholders also considered the selection of the Company's independent auditors for the fiscal year ending December 31, 1996. The stockholders approved the selection by the board of directors of the accounting firm of Arthur Andersen LLP as independent auditors for the Company for said fiscal year by the following number of votes:

                                  Shares Voted     Shares Voted       Abstentions
                                     FOR             AGAINST         and Non-Votes
                                  ------------     ------------      -------------
                                     7,491,669        10,394            1,084,982


     No other matters were considered or voted upon at the Annual Meeting.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 *3(a) Form of Restated Certificate of Incorporation of Martin Industries, Inc. which was filed as Exhibit 3(a) to the Registrant's Registration Statement on Form S-1 filed with the Commission on July 10, 1995 (Registration No. 33-90432).

                 *3(b)    Bylaws of Martin Industries, Inc. which were filed as
                          Exhibit 3(b) to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 14, 1996 (Commission File No. 0-26228).

                 *4 Article 4 of the Restated Certificate of Incorporation of Martin Industries, Inc. which was included in Exhibit 3(a) to the Registrant's Registration Statement on Form S-1 filed with the Commission on July 10, 1995 (Registration No. 33-90432).

                 10 Martin Industries, Inc. 1996 Non-Employee Directors' Stock Option and Deferred Compensation Plan.

                 **27     Financial Data Schedule (for SEC use only)


         (b)     Reports on Form 8-K

                 On April 15, 1996, the Registrant filed a report on Form 8-K/A with the Commission amending the report on Form 8-K filed by the Registrant with the Commission on February 16, 1996 concerning the acquisition by the Registrant, directly and indirectly, of all of the issued and outstanding shares of capital stock of Hunter Energy and Technologies Inc., an Ontario corporation ("HEAT"), and 1061099 Ontario Inc., an Ontario corporation ("1061099"), on February 1, 1996. The Registrant's report on Form 8-K/A amended the Form 8-K filed by the Registrant with the Commission on February 16, 1996, pursuant to Item 7 of Form 8-K, by including the following unaudited interim financial statements and audited financial statements of HEAT and 1061099 and the following pro forma financial information:

                 Unaudited Interim Financial Statements:

                   Hunter Energy and Technologies Inc.
                       Balance Sheets as of January 31, 1996 and
                       February 24, 1995
                       Statements of Income for the Eleven-Month
                          Periods Ended January 31, 1996 and 1995
                       Statements of Cash Flows for the Eleven-Month
                          Periods Ended January 31, 1996 and 1995
                       Notes to Unaudited Interim Financial
                          Statements

                  1061099 Ontario Inc.
                      Balance Sheets as of January 31, 1996 and
                         February 28, 1995
                      Statements of Income for
                         the Eleven-Month Period Ended
                         January 31, 1996 and for the period from the Date of Inception (March 4, 1994) to January 31, 1995
                      Statements of Cash Flows for the Eleven-Month
                         Period Ended January 31, 1996 and for the
                         Period from the Date of Inception (March
                         4, 1994) to January 31, 1995
                      Notes to Unaudited Interim Financial Statements


                 Audited Financial Statements:

                  Hunter Energy and Technologies Inc.
                      Auditors' Report
                      Balance Sheets as of February 24, 1995 and
                         February 28, 1994
                      Statements of Income for
                         the Fiscal Years Ended
                         February 24, 1995 and February 28, 1994
                      Statements of Retained Earnings for the
                         Fiscal Years Ended February 24, 1995 and
                         February 28, 1994
                      Statements of Cash Flows for the Fiscal Years
                         Ended February 24, 1995 and February 28,
                         1994
                      Notes to Financial Statements

                  1061099 Ontario Inc.
                      Auditors' Report
                      Balance Sheet as of February 28, 1995
                      Statement of Income for Fiscal Year Ended
                         February 28, 1995
                      Statement of Deficit for
                         Fiscal Year Ended February 28, 1995
                      Statement of Cash Flows for Fiscal Year Ended
                         February 28, 1995
                      Notes to Financial Statements


                 Pro Forma Financial Information:

                   Pro Forma Financial Information Statement
                   Pro Forma Combining Balance Sheet as of December 31,
                   1995
                   Pro Forma Combining Statement of Operations for
                    the Year Ended December 31, 1995


___________________________________
  *Incorporated by reference.
**Filed with electronic filing only

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

        With the exception of historical information, the matters and statements discussed, made or incorporated by reference in this Quarterly Report on Form 10-Q constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those inlcuded in or contemplated by the statements. These assumptions, risks and uncertainties inlcude, but are not limited to, those associated with general economic cycles; the cyclicality of the industries in which the Company operates and the factors related thereto, including consumer confidence levels, inflation, employment and income levels, the availability of credit, and factors affecting the housing industry; the potential in the Company's business to experience significant fluctuations in quarterly earnings; the Company's business strategy, including its strategy of pursuing acquisitions and new product development; potential losses from product liability and personal injury lawsuits; the effects of seasonality and weather conditions on the the Company's home heating products sales and other sales; fluctuations in quarterly earnings due to ESOP accounting; the reliance on a signifiant customer for the company's metal office furniture sales; the effect of existing and new governmental and environmentl regulations applicable to the Company; the dependence of the Company on key personnel; the highly competitive nature of each of the industries in which the Company operates; the volatility of the stock price at which outstanding shares of the Company may trade form time to time; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Commission. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the filing of this report.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               MARTIN INDUSTRIES, INC.



Date:         8/13/96                             By /s/ James W. Truitt
     -----------------------------                -----------------------------
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

                               INDEX TO EXHIBITS


         Exhibit
         Number           Description of Exhibits
         -------          -----------------------

         *3(a) Form of Restated Certificate of Incorporation of Martin Industries, Inc. which was filed as Exhibit 3(a) to the Registrant's Registration Statement on Form S-1 filed with the Commission on July 10, 1995 (Registration No. 33-90432).

         *3(b)            Bylaws of Martin Industries, Inc. which were filed as
                          Exhibit 3(b) to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 14, 1996 (Commission File No. 0-26228).

         *4 Article 4 of the Restated Certificate of Incorporation of Martin Industries, Inc. which was included in Exhibit 3(a) to the Registrant's Registration Statement on Form S-1 filed with the Commission on July 10, 1995 (Registration No. 33-90432).

         10 Martin Industries, Inc. 1996 Non-Employee Directors' Stock Option and Deferred Compensation Plan.

         **27             Financial Data Schedule (for SEC use only).



         __________________________
           *Incorporated by reference.
         **Filed with electronic filing only.