Form 10-Q
period 1996-09-28
MARTIN INDUSTRIES INC /DE/
filed 1996-11-12
CIK 942143

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                      QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 For 13-Week Period Ended September 28, 1996        Commission File No. 0-26228

                            MARTIN INDUSTRIES, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                       63-0133054
     -------------------------------                 --------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)


       301 East Tennessee Street
           Florence, Alabama                                    35630
 --------------------------------------                       ---------
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

                 Yes        X                 No
                     --------------              --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     8,716,075 shares of Common Stock, $.01
                       par value, as of November 8, 1996

                            MARTIN INDUSTRIES, INC.

                                     INDEX



                                                                           Page
                                                                           ----


PART I         FINANCIAL INFORMATION

    Item 1.  Financial Statements:

                Condensed Consolidated Balance Sheets as of September 28,
                   1996 (Unaudited)  and December 31, 1995                   2

                Unaudited Condensed Consolidated Statements of Operations
                   for the 13-Week and 39-Week Periods Ended
                   September 28, 1996 and September 30, 1995                 4

                Unaudited Condensed Consolidated Statements of Cash Flows
                   for the 39-Week Periods Ended September 28, 1996
                   and September 30, 1995                                    5

                Notes to Condensed Consolidated Financial Statements         6


    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  10

PART II        OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                               19

                        PART I     FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                            MARTIN INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                  September 28,         December 31,
                                                      1996                 1995
                                                  -------------       --------------
                                                   (Unaudited)
Current assets:
     Cash and short-term investments             $    13,395,000    $    20,439,000
     Accounts and notes receivable, less
         allowance for doubtful accounts of
         $889,000 and $594,000, respectively          32,016,000         13,824,000
     Inventories                                      20,209,000         16,534,000
     Refundable income taxes                             220,000            512,000
     Deferred tax benefits                             2,076,000          2,049,000
     Prepaid expenses and other assets                 1,672,000            978,000
                                                 ---------------    ---------------

               Total current assets                   69,588,000         54,336,000
                                                 ---------------    ---------------


Property, plant and equipment, net                    11,128,000          6,346,000
Deferred tax benefits                                    648,000            675,000
Other noncurrent assets                                4,211,000          2,225,000
                                                 ---------------    ---------------

                                                      15,987,000          9,246,000
                                                 ---------------    ---------------

               Total assets                      $    85,575,000    $    63,582,000
                                                 ===============    ===============



The accompanying notes are an integral part of these statements.

                            MARTIN INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     September 28,          December 31,
                                                                         1996                  1995
                                                                    ---------------       ---------------
                                                                      (Unaudited)
LIABILITIES
  Current liabilities:
       Short-term borrowings                                      $    13,441,000      $        12,000
       Current portion of long-term debt                                1,822,000            1,315,000
       Accounts payable                                                 5,774,000            4,072,000
       Accrued liabilities:
           Payroll and employee benefits                                3,184,000            3,090,000
           Product liability                                              603,000              660,000
           Warranty                                                       507,000              617,000
           Workers' compensation                                          529,000              603,000
           Other                                                        1,115,000              662,000
                                                                  ---------------      ---------------

                 Total current liabilities                             26,975,000           11,031,000
                                                                  ---------------      ---------------

  Long-term debt                                                       10,294,000            7,228,000
  Deferred compensation                                                 2,126,000            2,013,000
  Other noncurrent liabilities                                            151,000              232,000
                                                                  ---------------      ---------------

                                                                       12,571,000            9,473,000
                                                                  ---------------      ---------------

                 Total liabilities                                     39,546,000           20,504,000
                                                                  ---------------      ---------------


STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 1,000,000
      shares authorized; no shares issued and
      outstanding                                                               0                    0
  Common stock, $.01 par value, 20,000,000
      shares authorized; 9,748,000 shares issued                           97,000               97,000
  Paid-in capital                                                      24,849,000           23,457,000
  Retained earnings                                                    30,290,000           30,130,000
  Unrealized gain on foreign currency translation                         113,000                    0
                                                                  ---------------      ---------------

                                                                       55,349,000           53,684,000
  Less:
      Treasury stock at cost (1,031,925 and 1,269,715
         shares, respectively)                                          1,927,000            2,319,000
      Unearned compensation - ESOP                                      7,393,000            8,287,000
                                                                  ---------------      ---------------

                 Total stockholders' equity                            46,029,000           43,078,000
                                                                  ---------------      ---------------


                 Total liabilities and stockholders' equity       $    85,575,000      $    63,582,000
                                                                  ===============      ===============

       The accompanying notes are an integral part of these statements.

                            MARTIN INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                         13-Week Period Ended              39-Week Period Ended
                                                       ------------------------           -----------------------
                                                       9/28/96          9/30/95           9/28/96         9/30/95
                                                       -------          -------           -------         -------
NET SALES                                          $  26,261,000    $  24,527,000     $  73,952,000    $  74,523,000

COST OF SALES                                         20,304,000       17,801,000        56,684,000       55,742,000
                                                   -------------    -------------     -------------    -------------

                 Gross profit                          5,957,000        6,726,000        17,268,000       18,781,000
                                                   -------------    -------------     -------------    -------------

OPERATING EXPENSES:
   Selling                                             2,729,000        1,907,000         7,756,000        6,138,000
   General and administrative                          1,663,000        1,253,000         5,084,000        4,035,000
   Non-cash ESOP compensation expense                    646,000          903,000         2,213,000        1,911,000
                                                   -------------    -------------     -------------    -------------

                                                       5,038,000        4,063,000        15,053,000       12,084,000
                                                   -------------    -------------     -------------    -------------

                 Operating income                        919,000        2,663,000         2,215,000        6,697,000

INTEREST EXPENSE                                         445,000          376,000         1,091,000          926,000

INTEREST INCOME                                         (234,000)        (236,000)         (705,000)        (311,000)
                                                   -------------    -------------     -------------    -------------

                 Income before income taxes              708,000        2,523,000         1,829,000        6,082,000

PROVISION FOR INCOME TAXES                               328,000        1,097,000           987,000        2,603,000
                                                   -------------    -------------     -------------    -------------

                 Net income                        $     380,000    $   1,426,000     $     842,000    $   3,479,000
                                                   =============    =============     =============    =============


NET INCOME PER SHARE                               $        0.06    $        0.23     $        0.13    $        0.73
                                                   =============    =============     =============    =============


WEIGHTED AVERAGE NUMBER
   OF COMMON AND COMMON
   EQUIVALENT SHARES
   OUTSTANDING                                         6,882,452        6,092,980         6,706,274        4,759,258
                                                   =============    =============     =============    =============


DIVIDENDS DECLARED
   PER SHARE                                       $      0.038    $        0.036    $        0.110    $       0.357
                                                   =============    =============     =============    =============

       The accompanying notes are an integral part of these statements.

                           MARTIN INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)



                                                                                             39-Week
                                                                                          Period Ended
                                                                                 --------------------------------
                                                                                 September 28,      September 30,
                                                                                     1996               1995
                                                                                 -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $      842,000     $    3,479,000
  Adjustments to reconcile net income to net cash
    used in operating activities:
       Depreciation and amortization                                                1,090,000            723,000
       Provision for doubtful accounts and notes receivable                            23,000             87,000
       Non-cash ESOP compensation expense                                           2,213,000          1,911,000
       Provision for performance compensation                                               0            208,000
       Other changes in operating assets and liabilities                          (17,805,000)       (21,334,000)
                                                                               --------------     --------------

             Net cash used in operating activities                                (13,637,000)       (14,926,000)
                                                                               --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                             (2,047,000)        (1,519,000)
  Proceeds from sales of assets                                                         1,000             16,000
  Purchase of subsidiary, net of cash acquired                                     (1,374,000)                 0
                                                                               --------------     --------------

             Net cash used in investing activities                                 (3,420,000)        (1,503,000)
                                                                               --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings                                                        11,824,000         13,252,000
  Net repayment of long-term debt                                                  (1,427,000)        (1,178,000)
  Exercise of stock options                                                           180,000                  0
  Cash dividends paid                                                                (564,000)        (1,041,000)
  Purchase of short-term investments                                                        0         (2,000,000)
  Proceeds from sale of common stock, net                                                   0         19,403,000
                                                                               --------------     --------------

             Net cash provided by financing activities                             10,013,000         28,436,000
                                                                               --------------     --------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                      (7,044,000)        12,007,000

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                              20,439,000          3,630,000
                                                                               --------------     --------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                                $   13,395,000     $   15,637,000
                                                                               ==============     ==============





The accompanying notes are an integral part of these statements.

                            MARTIN INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  BASIS OF PRESENTATION

Unaudited Interim Condensed Consolidated Financial Statements
-------------------------------------------------------------

         The accompanying unaudited interim condensed consolidated financial statements of Martin Industries, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. The financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1995 included on Form 10-K, as filed with the Securities and Exchange Commission on March 29, 1996.

         In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the information set forth therein. The results of operations for the periods presented are not necessarily indicative of results for the full year. The Company's business is seasonal and cyclical with the potential for significant fluctuations in quarterly earnings.

Principles of Consolidation and Fiscal Periods
----------------------------------------------

         The unaudited interim condensed consolidated financial statements include the accounts and transactions of the Company and its wholly owned Canadian subsidiary, 1166081 Ontario Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. See Note 3 for discussion of the business combination.

         The Company's fiscal quarters end on the Saturday nearest each calendar quarter-end. The Company utilizes a December 31 fiscal year-end.

Recapitalization and Stock Split
--------------------------------

         On April 7, 1995, the Company's stockholders approved a change in the authorized number of shares of common stock from 300,000 shares to 20,000,000 shares. In addition, 1,000,000 shares of $.01 par value preferred stock were authorized. The accompanying condensed consolidated financial statements are presented as if these changes had occurred at the beginning of the first period presented. On April 7, 1995, the Board of Directors approved a 35-for-1 stock split of the Company's common stock that was effected in the form of a stock dividend on July 6, 1995, prior to the consummation of the Company's initial public offering (the "Offering") discussed in Note 2. All share and per share amounts have been retroactively restated for all periods presented to reflect the stock split.

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

3.  BUSINESS COMBINATION

         On February 1, 1996, the Company's newly formed, wholly owned Canadian subsidiary, 1166081 Ontario Inc. ("Martin Canada"), acquired, directly and indirectly, all of the capital stock of Hunter Energy and Technologies Inc. ("HEAT") and 1061099 Ontario Inc. ("1061099"), a sister company which owned the land and building leased by HEAT for its manufacturing operation. The transaction was accounted for under the purchase method of accounting. The aggregate purchase price of approximately $2,102,000 included $850,000 in cash, $728,000 in promissory notes, $364,000 paid into escrow and transaction expenses of $160,000. The promissory notes bear interest at a rate of 9% per annum and mature on February 1, 1997. The purpose of the escrow is to make funds available to meet the sellers' indemnification obligations to the Company. The aggregate purchase price exceeded the fair value of the net assets acquired by $2,197,000, which goodwill amount is classified as other noncurrent assets in the unaudited interim condensed consolidated balance sheet to be amortized over 40 years. Pursuant to the purchase agreement, Martin Canada caused to be repaid all of the outstanding bank indebtedness of HEAT and 1061099 in the aggregate amount of approximately $5,662,000. The results of operations of the acquired companies are included in the unaudited interim condensed consolidated statements of operations for the period from the purchase date, February 1, 1996, through September 28, 1996. The pro forma effect of the HEAT acquisition on the Company's result of operations for the year-to-date periods ended September 28, 1996 and September 30, 1995 is not significant and not disclosed herein.

          The Company continually evaluates whether events and circumstances have occured that indicate the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the net income to be earned over the remaining life of the goodwill in measuring recoverability.

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

5.  NET INCOME PER SHARE

         Net income per share has been computed based on the weighted average number of common and common equivalent shares outstanding, including the dilutive effect of outstanding stock options in each respective period. Shares of stock owned by the ESOP that have been committed to be released to participants have been considered outstanding on a weighted average basis for the purpose of computing net income per share. Shares of stock owned by the ESOP that have not been committed to be released have not been
considered  outstanding  for such  purpose.   The computation of  the weighted
average number of common and common equivalent shares outstanding for the interim periods reported herein is summarized as follows:


                                                      13-Week                                    39-Week
                                                    Period Ended                               Period Ended
                                          -----------------------------------      ----------------------------------
                                            Sept 28,             Sept 30,             Sept 28,            Sept 30,
                                              1996                 1995                 1996                1995
                                          ------------         --------------      --------------       -------------
    Weighted average shares,
       excluding ESOP and
       stock option effects                  5,238,193            4,553,500           5,148,850           3,306,613

    Weighted average effect
       of ESOP shares committed
       to be released                        1,282,751              927,378           1,195,916             840,543

    Dilutive effect of stock options           361,508              612,102             361,508             612,102
                                             ---------            ---------           ---------           ---------

    Weighted average number
       of common and common
       equivalent shares outstanding         6,882,452            6,092,980           6,706,274           4,759,258
                                             =========            =========           =========           =========

6.  INVENTORIES

Substantially all of the Company's inventories are valued at last-in, first-out ("LIFO") cost, which is not in excess of market. An analysis of inventories at September 28, 1996 and December 31, 1995 follows:


                                                                             September 28,           December 31,
                                                                                 1996                   1995
                                                                          ------------------      ----------------
                                                                              (Unaudited)
          Inventories valued at first-in, first-out ("FIFO") cost:
              Raw materials and purchased parts                           $ 11,648,000             $  8,391,000
           Work-in-process                                                   4,820,000                4,043,000
              Finished goods                                                 9,823,000               10,020,000
                                                                          ------------             ------------
                                                                            26,291,000               22,454,000
          Less excess of FIFO over LIFO cost                                 6,082,000                5,920,000
                                                                          ------------             ------------
                                                                          $ 20,209,000             $ 16,534,000
                                                                          ============             ============

                      Item 2.  MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


             The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited interim condensed consolidated financial statements of the Company and notes thereto appearing elsewhere in this Form 10-Q. All references to the third quarter of 1996 and the third quarter of 1995 are referring to the 13-week periods ended September 28, 1996 and September 30, 1995, respectively. All references to the 1996 year-to-date period and the 1995 year-to-date period are referring to the 39-week periods ended September 28, 1996 and September 30, 1995, respectively.

             On February 1, 1996, as discussed in Note 3 to Notes to
Condensed Consolidated Financial Statements, the Company's wholly owned Canadian subsidiary acquired all of the capital stock of HEAT and 1061099 through the direct and indirect purchase of all of the outstanding shares of these companies. HEAT manufactures gas space heaters and pre-engineered fireplaces at a 100,000 square foot manufacturing plant located on approximately 12 acres in Orillia, Ontario, Canada which it leases from 1061099. The results of operations of the acquired companies are included in the unaudited interim condensed consolidated statements of operations for the period from the purchase date through September 28, 1996. All references to HEAT in the following discussion refers to the acquired companies. The pro forma effect of the HEAT acquisition on the Company's result of operations for the year-to-date periods ended September 28, 1996 and September 30, 1995 is not significant and not disclosed herein.

RESULTS OF OPERATIONS

             The following tables set forth, for the periods indicated, information derived from the Company's financial statements expressed as a percentage of net sales, together with industry segment information.

                                                                  13-Week Period Ended               39-Week Period Ended
                                                                -----------------------            -----------------------
                                                                Sept 28,       Sept 30,             Sept 28,      Sept 30,
                                                                 1996            1995                 1996         1995
                                                                --------       --------            --------      ---------
    Net sales                                                    100.0%         100.0%              100.0%         100.0%
    Cost of sales                                                  77.3          72.6                76.6           74.8
                                                                 ------         -----               -----          -----
    Gross profit                                                   22.7          27.4                23.4           25.2
    Operating expenses:
       Selling                                                     10.4           7.8                10.5            8.2
       General and administrative                                   6.3           5.1                 6.9            5.4
       Non-cash ESOP compensation expense                           2.5           3.7                 3.0            2.6
                                                                 ------        ------              ------         ------

    Operating income                                                3.5          10.8                 3.0            9.0
    Interest expense, net                                           0.8           0.5                 0.5            0.8
                                                                 ------        ------              ------         ------

    Income before income taxes                                      2.7          10.3                 2.5            8.2
    Provision for income taxes                                      1.3           4.5                 1.4            3.5
                                                                 ------        ------              ------         ------

       Net income                                                   1.4%          5.8%                1.1%           4.7%
                                                                 ======        ======              ======         ======

                                                                        Segment Information
                                                     --------------------------------------------------------
                                                     13-Week Period Ended                39-Week Period Ended
                                                     --------------------                --------------------
                                                    Sept 28,        Sept 30,           Sept 28,      Sept 30,
                                                      1996            1995               1996          1995
                                                    --------      ---------            --------     ---------
                                                                           (In Thousands)
    Net sales:
       Home heating products                        $  20,937      $  18,052          $  50,863     $  46,870
       Metal office furniture                           3,776          4,682             11,973        15,379
       Leisure and other products                       1,548          1,793             11,116        12,274
                                                    ---------      ---------          ---------     ---------
                                                    $  26,261      $  24,527          $  73,952     $  74,523
                                                    =========      =========          =========     =========

    Gross profit:
       Home heating products                        $   5,579      $   5,625          $  14,141     $  14,188
       Metal office furniture                             260            773              1,352         2,528
       Leisure and other products                         118            328              1,775         2,065
                                                    ---------      ---------          ---------     ---------
                                                    $   5,957      $   6,726          $  17,268     $  18,781


    Segment contribution (loss)(1):
       Home heating products                        $   3,679      $   4,356          $   8,847     $  10,282
       Metal office furniture                           (187)            345                 75         1,218
       Leisure and other products                       (264)            118                590         1,143
                                                    ---------      ---------          ---------     ---------
                                                    $   3,228      $   4,819          $   9,512     $  12,643
                                                    =========      =========          =========     =========

(1) Segment contribution (loss) consists of gross profit less selling expenses.


13-WEEK PERIOD ENDED SEPTEMBER 28, 1996 COMPARED TO 13-WEEK PERIOD ENDED SEPTEMBER 30, 1995

Net Sales
---------
             Net sales in the 13-week period ended September 28, 1996 increased to $26.3 million from $24.5 million in the 13-week period ended September 30, 1995, an increase of $1.7 million, or 7.1%.

Home Heating Products.    Net sales of home heating products increased from
$18.1 million in the third quarter of 1995 to $20.9 million in the third quarter of 1996, an increase of $2.9 million, or 16.0%. The increase in net sales of home heating products was primarily the result of the acquisition of HEAT and increased sales of Martin fireplace products. HEAT's net sales for the third quarter of 1996 were $2.1 million. See Note 3 to Notes to Condensed Consolidated Financial Statements.

Metal Office Furniture.    Net sales of metal office furniture were $3.8
million in the third quarter of 1996 as compared to $4.7 million in the third quarter of 1995, a decrease of $906,000, or 19.4%. The decrease in net sales was primarily due to competition providing the Company's primary metal office furniture customer with lower and higher grade file cabinets which the Company does not manufacture. Customer purchases of the Company's medium grade file cabinets have decreased as a result.

Leisure and Other Products. Net sales of leisure and other products decreased $245,000, or 13.7%, in the third quarter of 1996 to $1.5 million as compared to $1.8 million in the third quarter of 1995. Net sales of utility trailer kits and barbecue gas grills decreased $97,000 and $131,000, respectively. Late season utility trailer kit sales to a primary customer decreased $100,000. The decrease in late season sales of grills was primarily the result of a $100,000 decrease in sales to a primary customer.

Gross Profit
------------
             Gross profit in the third quarter of 1996 was $6.0 million as compared to $6.7 million in the third quarter of 1995, a decrease of $769,000, or 11.4%. Gross margin, defined as gross profit as a percentage of net sales, decreased from 27.4% in the third quarter of 1995 to 22.7% in the third quarter of 1996.

Home Heating Products.    Gross profit on net sales of home heating products in
the third quarter of 1996 was $5.6 million as compared to $5.6 million in the third quarter of 1995. The increase in net sales for the quarter of 16.0% was offset by a decrease in the gross margin on home heating product sales from 31.2% in the third quarter of 1995 to 26.6% in the third quarter of 1996. The decrease in gross margin was primarily the result of a shift in the mix of home heating product sales from higher margin gas and wood heaters to Martin fireplace and HEAT products. During the third quarter of 1996, net sales of gas and wood heaters were 58.9% of home heating product sales as compared to 72.4% in the third quarter of 1995.

Metal Office Furniture. Gross profit on net sales of metal office furniture decreased $513,000, or 66.4%, from $773,000 in the third quarter of 1995 to $260,000 in the third quarter of 1996. The decrease was the result of the 19.4% decrease in net sales discussed above and a decrease in gross margin from 16.5% in the third quarter of 1995 to 6.9% in the third quarter of 1996. The decrease in gross margin was primarily the result of price concessions to the Company's primary metal office furniture customer and an increase in the rate of fixed manufacturing costs as a percentage of net sales from 12.0% in the third quarter of 1995 to 16.4% in the third quarter of 1996.

Leisure and Other Products.    Gross profit on net sales of leisure and other
products in the third quarter of 1996 was $118,000 as compared to $328,000 in the third quarter of 1995, a decrease of $210,000. The decrease was the result of the 13.7% decrease in net sales discussed above and a decrease in gross margin from 18.3% in the third quarter of 1995 to 7.6% in the third quarter of 1996. The decrease in gross margin was primarily the result of market price pressures in utility trailer kits and a higher rate of production variances due to reduced volume at the utility trailer kit production facility.

Selling Expenses
----------------

             Selling expenses in the third quarter of 1996 increased to $2.7 million from $1.9 million in the third quarter of 1995, an increase of $822,000, or 43.1%, primarily in the home heating products segment. The acquisition of HEAT resulted in $223,000 of the increase. Promotion and advertising expenses increased $270,000 primarily as a result of the increased effort to promote the Company's new gas heater and fireplace products for the 1996 season. Selling expenses as a percentage of net sales increased to 10.4% in the third quarter of 1996 from 7.8% in the third quarter of 1995.

Segment Contribution
--------------------

             Total segment contribution, defined as gross profit less selling expenses, decreased from $4.8 million in the third quarter of 1995 to $3.2 million in the third quarter of 1996, a decrease of $1.6 million, or 33.0%. The decrease was primarily the result of the 11.4% decrease in gross profit, the 43.1% increase in selling expenses and the other factors discussed above.

General and Administrative Expenses
-----------------------------------

             General and administrative expenses increased $410,000, or 32.7%,
in the third quarter of 1996 as compared to the third quarter of 1995.   The
increase is primarily the result of the $251,000 in general and administrative expenses incurred by HEAT during the 1996 quarter.

Non-cash ESOP Compensation Expense
----------------------------------

             Non-cash ESOP compensation expense was $646,000 in the third quarter of 1996 as compared to $903,000 in the third quarter of 1995, a decrease of $257,000, or 28.5%. In the third quarter of 1996, 81,692 shares of unallocated ESOP stock were committed to be released as compensation at an average fair value of $7.91 per share, as compared to 84,769 shares committed to be released as compensation at an average fair value of $10.65 per share in the third quarter of 1995. See discussion of ESOP accounting in Note 4 to Notes to Condensed Consolidated Financial Statements.

Interest Expense
----------------

             Interest expense in the third quarter of 1996 was $445,000 as compared to $376,000 in the third quarter of 1995, an increase of $69,000, or 18.4%. The increase was primarily attributable to the increase in interest expense applicable to the $5,000,000 term loan obtained by the Company in March 1996 to refinance the bank debt of HEAT.

Interest Income
---------------

             Interest income in the third quarter of 1996 was $234,000 as compared to $236,000 in the third quarter of 1995. This represents interest earned on the available net proceeds received in the Offering. See Note 2 to Notes to Condensed Consolidated Financial Statements for discussion of the Offering.

Provision for Income Taxes
--------------------------

             The provision for income taxes decreased from $1.1 million in the third quarter of 1995 to $328,000 in the third quarter of 1996, a decrease of $769,000, or 70.1%. The decrease was the result of a $1.8 million decrease in income before taxes from $2.5 million in the third quarter of 1995 to $708,000 in the third quarter of 1996, a decrease of 71.9%. The effective tax rate increased from 43.5% in the third quarter of 1995 to 46.3% in the third quarter of 1996 primarily as a result of the non-recognition of a tax benefit on the net loss of HEAT during the quarter as the realization of the tax benefit for the HEAT loss is uncertain at this time.

Net Income and Net Income Per Share
-----------------------------------

             Net income in the third quarter of 1996 was $380,000 as compared to net income of $1.4 million in the third quarter of 1995. The decrease in net income was primarily the result of the factors discussed above.

             Net income per share was $0.06 in the third quarter of 1996 as compared to $0.23 per share in the third quarter of 1995. The rate of decrease is consistent with the decrease in net income for the period.


39-WEEK PERIOD ENDED SEPTEMBER 28, 1996 COMPARED TO 39-WEEK PERIOD ENDED SEPTEMBER 30, 1995

Net Sales
---------

             Net sales in the 39-week period ended September 28, 1996 decreased to $74.0 million as compared to $74.5 million in the 39-week period ended September 30, 1995, a decrease of $571,000, or 0.8%.

Home Heating Products. Net sales of home heating products increased to $50.9 million in the 1996 year-to-date period as compared to $46.9 million in the 1995 year-to-date period, an increase of $4.0 million, or 8.5%. The increase in net sales of home heating products was the result of the acquisition of HEAT. HEAT's net sales for the period from February 1, 1996 through September 28, 1996 were $4.7 million. See Note 3 to Notes to Condensed Consolidated Financial Statements. The increase in net sales of home heating products due to the HEAT acquisition was partially offset by a decrease in net sales of the Company's non-HEAT gas heaters and logs. Orders received by the Company's gas heating divisions from March through September, the Company's primary order period, were $33.0 million in 1996 as compared to $38.0 million in the same period in 1995. As a result, gas heater and log shipments in the 1996 year-to-date period have decreased as compared to the same period in 1995. Due to unseasonably warm weather in 1995, which resulted in significantly less fill-in orders, the order rate for the 1995 year-to-date period was approximately 95% of annual gas heater sales. In recent years prior to 1995, the order rate during such period approximated 80% of such sales. Therefore, if current 1996 order rates follow the historical trends in effect prior to 1995, 1996 annual net sales of gas heaters and logs would not be materially different from 1995 annual net sales of such products, with a higher percentage of shipments coming in the fourth quarter of the year. However, due to the risks and uncertainties inherent in the seasonal, cyclical and competitive nature of the Company's gas heater business, the Company is unable at the time of filing this report to predict or give any assurances regarding whether this trend or another trend will affect its gas heater and log sales for the balance of 1996.


Metal Office Furniture. Net sales of metal office furniture decreased to $12.0 million in the 1996 year-to-date period from $15.4 million in the 1995 year-to-date period, a decrease of $3.4 million, or 22.1%. As discussed above, the decrease was the result of competition providing the Company's primary customer for metal office furniture with lower and higher grade file cabinets not manufactured by the Company.

Leisure and Other Products. Net sales of leisure and other products decreased $1.2 million, or 9.4%, in the 1996 year-to-date period to $11.1 million as compared to $12.3 million in the 1995 year-to-date period. The decrease was primarily the result of a $1.5 million, or 24.3%, decrease in net sales of utility trailer kits partially offset by a $487,000, or 8.9%, increase in net sales of barbecue gas grills. Shipments to four utility trailer kit customers have decreased $1.4 million primarily as a result of the short selling season caused by the unseasonably cool weather during early 1996.

Gross Profit
------------

             Gross profit in the 1996 year-to-date period was $17.3 million as compared to $18.8 million in the 1995 year-to-date period, a decrease of $1.5 million, or 8.1%. Gross margin decreased from 25.2% in the 1995 year-to-date period to 23.4% in the 1996 year-to-date period.

Home Heating Products. Gross profit on net sales of home heating products in the 1996 year-to-date period was $14.1 million, relatively equal to the 1995 year-to-date period. The increase in gross profit realized as a result of the 8.5% increase in net sales discussed above was offset by a decrease in the gross margin from 30.3% in the 1995 year-to-date period to 27.8% in the 1996 year-to-date period. The decrease in gross margin was caused by the shift in sales mix from higher margin gas heating products to HEAT and Martin fireplace products. Gas heating product sales, excluding HEAT, were 50.7% of home heating product sales in the 1996 year-to-date period as compared to 63.3% in the 1995 year-to-date period.

Metal Office Furniture. Gross profit on net sales of metal office furniture decreased $1.2 million, or 46.5%, in the 1996 year-to-date period to $1.4 million, as compared to $2.5 million in the 1995 year-to-date period. The decrease in the 1996 year-to-date period was primarily the result of the 22.1% decrease in net sales discussed above and the decrease in the gross margin from 16.4% in the 1995 year-to-date period to 11.3% in the 1996 year-to-date period. The decrease in gross margin was primarily the result of price concessions to the Company's primary metal office furniture customer and an increase in the rate of fixed manufacturing costs from 11.8% of net sales in the 1995 year-to-date period to 14.8% in the 1996 year-to-date period.

Leisure and Other Products. Gross profit on net sales of leisure and other products decreased $290,000, or 14.0%, in the 1996 year-to-date period to $1.8 million as compared to the 1995 year-to-date period of $2.1 million. The decrease was primarily the result of the 9.4% decrease in net sales as discussed above together with a decrease in the gross margin from 16.8% in the 1995 year-to-date period to 16.0% in the 1996 year-to-date period.

Selling Expenses
----------------

             Selling expenses in the 1996 year-to-date period were $7.8 million as compared to $6.1 million in the 1995 year-to-date period, an increase of $1.6 million, or 26.4%. The acquisition of HEAT resulted in $700,000 of the increase. Cooperative advertising expenses increased $221,000 primarily as a result of an increase in customer credit claims in the home heating products segment. In addition, promotion, advertising and travel expenses increased $572,000 primarily as a result of the increased effort to expand the distribution of home heating products and to promote the Company's new gas heating and fireplace products for the 1996 season. Selling expenses as a percentage of net sales increased to 10.5% in the 1996 year-to-date period from 8.2% in the 1995 year-to-date period primarily as a result of a 0.8% decrease in net sales together with the increases discussed herein.

Segment Contribution
--------------------

             Total segment contribution decreased from $12.6 million in the 1995 year-to-date period to $9.5 million in the 1996 year-to-date period, a decrease of $3.1 million, or 24.8%. The decrease was primarily the result of the decrease in gross profit together with the increased selling expenses discussed above.

General and Administrative Expense
----------------------------------

             General and administrative expenses increased $1.0 million, or 26.0%, in the 1996 year-to-date period as compared to the 1995 year-to-date period. The increase was primarily the result of $696,000 in general and administrative expenses incurred by HEAT, a $155,000 increase in insurance expense and a $234,000 increase in professional fees.

Non-cash ESOP Compensation Expense
----------------------------------

             Non-cash ESOP compensation expense increased $302,000, or 15.8%, in the 1996 year-to-date period to $2.2 million, as compared to $1.9 million in the 1995 year-to-date period. In the 1996 year-to-date period, 247,367 shares of unallocated ESOP stock were committed to be released as compensation at an average fair value of $8.95 per share, as compared to 225,574 shares committed to be released as compensation at an average fair value of $8.47 per share in the 1995 year-to-date period. The 21,793 share increase in the 1996 year-to-date period represents the decrease during the period in shares committed to be released in lieu of dividends payable on shares allocated to ESOP participants that were used to pay the ESOP loan.

Interest Expense
----------------

             Interest expense increased $165,000, or 17.8%, in the 1996 year-to-date period to $1.1 million, as compared to $926,000 in the 1995 year-to-date period. As discussed above, the increase was primarily attributable to the interest expense incurred on the $5.0 million term loan utilized to refinance the bank debt of HEAT in March 1996 partially offset by the $1.2 million decrease in pre-acquisition, long-term debt.

Interest Income
---------------

             Interest income increased $394,000 in the 1996 year-to-date period to $705,000, as compared to $311,000 in the 1995 year-to-date period. As discussed above, the increase was attributable to the interest earned on the Offering proceeds received in July 1995, partially offset by a decrease in available operating cash during the first quarter of 1996. Operating cash decreased primarily as a result of an increase in inventory levels.

Provision for Income Taxes
--------------------------

             The provision for income taxes decreased $1.6 million, or 62.1%, in the 1996 year-to-date period as compared to the 1995 year-to-date period. Although income before income taxes decreased 69.9% in the 1996 year-to-date period, the provision for income taxes decreased at a lower rate as a result of the increase in the Company's effective tax rate. The effective tax rate increased from 42.8% in the 1995 year-to-date period to 54.0% in the 1996 year-to-date period. The increase in the effective tax rate was primarily the result of the non-recognition of a tax benefit on the $498,000 net loss of HEAT during the 1996 period as the realization of the tax benefit for the HEAT loss is uncertain at this time.

Net Income and Net Income Per Share
-----------------------------------

             Net income in the 1996 year-to-date period was $842,000 as compared to $3.5 million in the 1995 year-to-date period, a decrease of $2.6 million, or 75.8%. The decrease was primarily the result of the factors discussed above.

             Net income per share was $0.13 per share in the 1996 year-to-date period as compared to $0.73 per share in the 1995 year-to-date period.
Although net income decreased 75.8%, net income per share decreased $0.60 per share, or 82.2%, as a result of a 1,947,016, or 40.9%, increase in the weighted average number of common and common equivalent shares outstanding. See Notes 2 and 4 to Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

             The Company has historically financed its operations in the first three quarters of the year from internally generated funds and seasonal borrowings under its bank line of credit. The Company's primary capital requirements are for working capital, debt service, capital expenditures and dividends.

             The Company's operations in the 39-week period ended September 28, 1996 used $13.6 million in cash to finance increases in extended term ("dating") receivables and inventories required to supply the Company's peak shipping season which occurs primarily in the third and fourth quarters of each year. The Company's operating cash and bank line of credit were utilized to provide the funds needed for these working capital requirements, capital expenditures, long-term debt repayments and dividends for the period. Historically, the Company's operations for the remainder of the year have provided the funds required to repay the bank line of credit. As of October 18, 1996, the Company had repaid the bank line of credit in full.

             As discussed above, the Company finances temporary working capital requirements under an unsecured bank line of credit with its principal lender. The credit agreement provides a line of $20.0 million for a term expiring July 31, 1997. Interest on the line of credit is payable monthly at a variable rate equivalent to 30-day LIBOR plus 1.25%, which at November 8, 1996 was 6.625%.

             In addition to the operating requirements for the period, the Company utilized $1.4 million in cash to purchase the capital stock of HEAT and 1061099, as discussed in Note 3 to Notes to Condensed Consolidated Financial Statements. The funds utilized to purchase the stock were provided from the Offering discussed in Note 2 to Notes to Condensed Consolidated Financial Statements. In connection with the acquisition of the stock, the Company also caused to be repaid approximately $5.7 million in bank debt of HEAT, 1061099 and affiliates. In March 1996, the Company obtained a $5.0 million unsecured term loan from its principal lender to refinance such bank debt. The term loan is due in semi-annual principal payments of $250,000 over a seven-year period with a balloon payment of $1.5 million due at maturity. Interest on the term loan is payable monthly at a fixed rate of 6.9%.

FINANCIAL POSITION

             Cash and short-term investments in the first three quarters of 1996 decreased $7.0 million as a result of the factors discussed above. Accounts receivable and inventories in the 1996 year-to-date period increased $18.2 million and $3.7 million, respectively. The increase in accounts receivable of $18.2 million, or 131.6%, was the result of the $2.3 million of HEAT receivables acquired and a $17.0 million increase in dating receivables. In an effort to better control the production schedule in light of the seasonal nature of the home heating products and barbecue gas grill business, the Company utilizes early booking programs under which customers receive favorable dating terms for placing their orders early and permitting the Company to ship the products when manufactured.

             The increase in inventories of $3.7 million, or 22.2%, was primarily the result of the $3.4 million of HEAT inventory acquired.

             During the 1996 year-to-date period, net property, plant and equipment increased $4.8 million, or 75.4%. The increase was the result of $3.7 million of HEAT fixed assets acquired and $2.0 million in capital expenditures, partially offset by depreciation recorded during the period.

             As previously discussed, the Company utilizes its bank line of credit during the peak production period in the second and third quarters to finance working capital requirements. During the 1996 year-to-date period, the Company utilized $13.4 million of its bank line of credit for this purpose as reflected by the increase in short-term borrowings for the period. As discussed above, the bank line of credit was repaid in full as of October 18, 1996.

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

             **27  Financial Data Schedule (for SEC use only).


      (b)          Reports on Form 8-K

                   No reports on Form 8-K were filed during the period.



-----------------------------
  *Incorporated by reference.
 **Filed with electronic filing only

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

         With the exception of historical information, the matters and statements discussed, made or incorporated by reference in this Quarterly Report on Form 10-Q constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks and uncertainties include, but are not limited to, those associated with general economic cycles; the cyclical nature of the industries in which the Company operates and the factors related thereto, including consumer confidence levels, inflation, employment and income levels, the availability of credit, and factors affecting the housing industry; the potential in the Company's business to experience significant fluctuations in quarterly earnings; the Company's business strategy, including its strategy of pursuing acquisitions and new product development; potential losses from product liability and personal injury lawsuits; the effects of seasonality and weather conditions on the Company's home heating product sales and other sales; fluctuations in quarterly earnings due to ESOP accounting; the reliance on a significant customer for the Company's metal office furniture sales; the effect of existing and new governmental and environmental regulations applicable to the Company; the dependence of the Company on key personnel; the highly competitive nature of each of the industries in which the Company operates; the volatility of the stock price at which outstanding shares of the Company may trade from time to time; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Commission. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the filing of this report.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MARTIN INDUSTRIES, INC.



    Date:  November 12, 1996       By   /s/ James W. Truitt
                                      -----------------------------
                                         James W. Truitt
                                         Senior Vice President
                                           (Executed on Behalf of
                                           Registrant)

                                   By   /s/ Roderick V. Schlosser
                                      -----------------------------
                                         Roderick V. Schlosser
                                         (Executed as Principal Financial
                                           and Accounting Officer)

                               INDEX TO EXHIBITS


     Exhibit
     Number      Description of Exhibits                               Page No.
     -------     -----------------------                              ---------

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

     **27        Financial Data Schedule (for SEC use only).





     -----------------------------
       *Incorporated by reference.
      **Filed with electronic filing only.