Form 10-K
period 1996-12-31
MARTIN INDUSTRIES INC /DE/
filed 1997-03-31
CIK 942143

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

{X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  [no fee required, effective October 7, 1996]

For the fiscal year ended DECEMBER 31, 1996

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   0-26228

                             MARTIN INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                     63-0133054
--------------------------------              ----------------------------------
(State or other jurisdiction                  (I.R.S. Employer Identification
of incorporation or organization)              No.)

   301 EAST TENNESSEE STREET, FLORENCE, ALABAMA                     35630
----------------------------------------------------------  --------------------
   (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code   (205) 767-0330

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
     Title of each class                            which registered

           NONE                                           NONE
-------------------------------          ---------------------------------------

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $0.01
                                                            --------------------

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ---

       State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NONAFFILIATES AS OF MARCH 24,
--------------------------------------------------------------------------------
1997: $27,053,474
-----------------

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      COMMON STOCK, $0.01 PAR VALUE, AS OF MARCH 24, 1997: 8,743,895 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    (1) Proxy Statement for 1997 annual meeting of stockholders - Part III.

    ------------------------------------------------------------------

                                     PART I

ITEM 1   BUSINESS

GENERAL

       The Company is a manufacturer of gas space heaters and is a producer of gas logs and pre-engineered fireplaces. The Company's gas heating products are marketed under the Martin Gas Products, Atlanta Stove, Warm Morning and Hunter brand names, representing over 150 combined years in the gas heating appliance marketplace. The Company's Ashley brand of wood- and coal-burning stoves is one of the oldest names in the solid fuel heating industry. Through acquisitions, the Company has also become a producer of do-it-yourself utility trailer kits and premium gas barbecue grills. The Company manufactures its products at four facilities, of which two are located in North Alabama, one is located in Southwest Illinois and one is located in Southern Ontario, Canada, and markets its products throughout the United States and parts of Canada through a variety of distribution channels.

       Prior to 1997, the Company manufactured metal office furniture through its Filex line acquired in 1989. In February of 1997, the Company elected to discontinue its metal office furniture operations. The recent consolidation in the office furniture industry increased competition and margin pressures in this business segment to the point of an unacceptable return to the Company.

       In July 1995 the Company completed its initial public offering of 2,300,000 shares of Common Stock. On February 1, 1996, the Company completed its acquisition of Hunter Energy and Technologies Inc. and 1061099 Ontario Inc. through the direct and indirect purchase of all of the outstanding shares of these companies. Effective January 1, 1997, these two corporations were amalgamated to form Hunter Technology Inc. ("HEAT"). HEAT manufactures gas space heaters and pre-engineered fireplaces at a 100,000 square foot manufacturing plant located on approximately 12 acres in Orillia, Ontario, Canada.

       The Company is incorporated under the laws of the State of Delaware. Its principal executive offices are located at 301 East Tennessee Street, Florence, Alabama 35630, and its telephone number is (205) 767-0330. Unless the context indicates otherwise, all references herein to the "Company" include Martin Industries, Inc. and its subsidiaries.

       The following table presents certain information regarding the Company's products and brand names by industry segment and shipping and customer information.

      INDUSTRY                                                   BRAND          PEAK SHIPPING       PRINCIPAL CUSTOMER
      SEGMENT                   PRINCIPAL PRODUCTS               NAMES             MONTHS               CATEGORIES
--------------------      -----------------------------   ------------------    --------------  ------------------------------------
Home heating products     Gas: vented and vent-free gas   Martin Gas Products   July-November   Gas equipment wholesalers, hardware
                          heater and furnaces             Atlanta Stove                         wholesalers, retailers, liquified
                                                          Warm Morning                          petroleum chains and natural gas
                                                          Hunter                                utilities

                          Solid fuel: wood- and coal      Ashley                July-November   Hardware wholesalers, dealer
                          burning heaters and fireplace                                         cooperatives and retailers
                          inserts

                          Gas logs                        Martin Gas Products   July-November   Gas equipment wholesalers, hardware
                                                          Atlanta Stove                         wholesalers, specialty fireplace
                                                          Martin Fireplaces                     distributors, liquified petroleum
                                                                                                chains and natural gas utilities

                          Pre-engineered wood- and        Martin Fireplaces     April-September Specialty fireplace distributors and
                          gas-burning fireplaces          Martin Gas Products                   dealers, gas equipment wholesalers,
                                                          Atlanta Stove                         hardware wholesalers, retailers,
                                                          Hunter                                liquified petroleum chains and
                                                                                                natural gas utilities

Leisure and other         Do-it-yourself utility trailer  NuWay                 March-June      Mass merchandisers, wholesale clubs,
products                  kits                                                                  mail order catalog houses and farm
                                                                                                equipment supply houses

                          Premium gas barbecue grills     Broilmaster           January-March   Gas equipment wholesalers and
                                                                                                hardware wholesalers

INDUSTRY SEGMENT INFORMATION

       The Company's operations by industry segment are presented below. These segments have been determined based on the type of business and distribution channel utilized.

                                                                              Year Ended December 31,
                                                                 -------------------------------------------
                                                                   1996            1995             1994
                                                                 -----------    ------------    ------------
CONTINUING OPERATIONS:
Net sales:
   Home heating products                                         $76,413,000    $ 61,618,000    $ 73,102,000
   Leisure and other products                                     13,781,000      14,287,000      12,680,000
                                                                 -----------    ------------    ------------
                                                                 $90,194,000    $ 75,905,000    $ 85,782,000
                                                                 ===========    ============    ============

Gross profit:
   Home heating products                                         $22,284,000    $ 18,464,000    $ 24,131,000
   Leisure and other products                                      2,576,000       2,328,000       2,139,000
                                                                 -----------    ------------    ------------
                                                                 $24,860,000    $ 20,792,000    $ 26,270,000
                                                                 ===========    ============    ============

Segment contribution(1):
   Home heating products                                         $14,804,000    $ 12,986,000    $ 17,914,000
   Leisure and other products                                      1,001,000       1,135,000       1,055,000
                                                                 -----------    ------------    ------------
                                                                 $15,805,000    $ 14,121,000    $ 18,969,000
                                                                 ===========    ============    ============
Identifiable assets:
   Home heating products                                         $31,097,000    $ 19,681,000    $ 18,584,000
   Leisure and other products                                      4,724,000       4,684,000       4,303,000
                                                                 -----------    ------------    ------------
                                                                 $35,821,000    $ 24,365,000    $ 22,887,000
                                                                 ===========    ============    ============
DISCONTINUED OPERATIONS:

Net sales                                                        $16,516,000    $ 21,420,000    $ 17,792,000

Gross profits                                                    $ 1,851,000    $  3,965,000    $  2,784,000

Segment contribution(1)                                          $    99,000    $  2,162,000    $  1,236,000

Identifiable assets                                              $ 9,346,000(2) $ 11,872,000    $ 10,154,000

-------------------


(1)    Segment contribution consists of gross profit less selling expenses.
(2) Represents Property, Plant and Equipment - $1,294,000; Accounts Receivable - $5,019,000; and Inventory - $3,033,000.


PRODUCTS

       Home Heating Products. Home heating products represent the largest segment of the Company's business, contributing $76.4 million, or 84.7%, of net sales of continuing operations in 1996. The Company manufactures a broad line of vented and vent-free gas heaters and furnaces under the Martin Gas Products, Atlanta Stove, Warm Morning and Hunter brand names and a variety of models of gas logs and pre-engineered fireplaces under the Martin Gas Products, Martin Fireplaces, Atlanta Stove and Hunter brand names.

       In 1996, the Company produced 29 models of vent-free room heaters. These products are designed to heat with natural gas or liquified petroleum and to provide for the complete combustion of by-products released in the burning process. The Company's vent-free gas heating products are designed to be 99.9% fuel efficient and do not draw heat away by a vent or flue, which contributes to their being a relatively inexpensive supplemental heating source. The consumer is able to use the product in areas where a vented heater or wood-burning fireplace would be impossible or impractical, such as in the middle of a room. The Company also believes that its vent-free gas products are more environmentally friendly than traditional solid fuel-burning heaters and fireplaces because they produce no smoke, soot, ash or other by-products associated with the burning of solid fuels such as wood and coal. For consumer safety, the Company's vent-free gas heating products utilize an oxygen depletion sensor that automatically stops the heater's operation if oxygen falls below acceptable levels. The products also feature matchless ignition systems and are design-certified by the American Gas Association ("AGA"), which is now under the umbrella of the International Approval Service ("IAS").

       In 1992, the Company introduced its current line of vent-free infrared gas space heaters. These products provide radiant heat rather than convection and are designed to heat objects instead of air. In 1996, the Company introduced blue flame vent-free room heaters. These products heat by convection and are designed to heat surrounding air. Gross sales of vent-free room heaters were $11.2 million, $12.0 million and $13.7 million in 1996, 1995 and 1994, respectively, which represented 11.9%, 15.2% and 15.3% of total gross sales of continuing operations in the respective periods. In 1994, the Company introduced a line of free-standing, vent-free heaters sold under the "Illusion," "Freedom" and "Solitaire" product names through the distribution channels associated with the Company's Martin Gas Products, Martin Fireplaces and Atlanta Stove product lines, respectively. Featuring six vent-free gas logs in an enclosed unit, these vent-free stoves offer the aesthetic appeal of traditional heating stoves and the efficiency and flexibility of vent-free gas heaters.

       The Company also manufactures and markets a variety of vented room heaters, direct-vent wall furnaces, wall furnaces and floor furnaces under the Martin Gas Products, Atlanta Stove, Warm Morning and Hunter brand names. Like its vent-free heating appliances, the Company's vented gas heaters are fabricated primarily from steel and burn natural gas or liquified petroleum; however, by-products of combustion are removed from the heated area through a vent. These heaters are produced in a number of sizes and styles and offer a variety of features. Gross sales of vented heaters were $10.0 million, $9.0 million and $11.5 million in 1996, 1995 and 1994, respectively, which represented 10.7%, 11.4% and 12.9% of total gross sales of continuing operations in the respective periods.

       For over 90 years, the Company has manufactured wood- and coal-burning heating appliances. Today, the Company manufactures and markets several models of wood- and coal-burning free-standing heaters and fireplace inserts. The Ashley brand name is one of the oldest and, the Company believes, most well recognized names in the solid fuel heating industry. With the introduction of emissions standards on wood heaters by the EPA in 1988, manufacturers in the wood heater industry were compelled to make rapid advancements in product design. This led the Company to introduce catalytic technology in its wood heater line, which utilizes catalytic combustors to increase efficiency by subjecting the wood smoke to a secondary burning process. Prior to 1997, the Company also marketed solid fuel heaters under the King brand name. In 1997, the Company elected to discontinue marketing its King brand of solid fuel heating appliances.

       In 1996, the Company manufactured 27 models of vent-free gas logs. In 1993, the Company introduced its current series of vent-free gas logs and vent-free fireplaces. The vent-free logs sold for installation in existing masonry fireplaces and can be combined with the Company's pre-engineered fireplaces. The logs are designed to have an authentic wood texture, are manufactured from high-quality non-flammable ceramic material and feature a technically-advanced burner that produces an enhanced flame pattern to give a more realistic wood fire effect. Like the Company's other vent-free heating products, the Company's vent-free gas log sets and vent-free fireplaces are designed to heat without the need for a chimney flue or venting, which allows them to be used where a traditional wood-burning fireplace would not be possible. All vent-free logs are designed to be 99.9% fuel efficient and, like the Company's other vent-free heating products, are equipped with an oxygen depletion sensor, utilize an automatic ignition system and are design-certified by the AGA/IAS.

       The Company manufactures and distributes its fireplaces in a range of prices for each of the common fuel categories (i.e., wood and gas logs that burn natural gas or liquified petroleum) and in a wide variety of designs. Depending on the style, the firebox of a fireplace may be lined with a realistic firebrick design made of ceramic refractory material. Because these fireplaces are prefabricated and shipped to consumers as a unit, contractors can install them more easily and at a lower cost than is the case with traditional masonry fireplaces. In addition, because these fireplaces utilize a metal flue instead of a masonry chimney, they offer enhanced installation flexibility. Gross sales of fireplaces were $23.5 million, $17.4 million and $19.6 million in 1996, 1995 and 1994, respectively, which represented 25.0%, 22.0% and 22.0% of total gross sales of continuing operations in the respective periods.

       The Company either manufactures or purchases from other sources for use in conjunction with its fireplace products certain essential components or optional enhancements such as glass doors, blower kits, outside air kits, screens and grates. Many of these items are incorporated into the fireplace units during assembly, depending upon customer specifications. The Company also purchases from outside sources optional enhancements such as simulated marble trim packages, mantel kits and pre-finished fireplace enclosures.

       Leisure and Other Products. In 1988, the Company acquired NuWay Manufacturing Company, a manufacturer of do-it-yourself utility trailer kits. As a result, the Company produces several models of unassembled metal trailer kits. In 1995, the Company introduced a trailer kit that is 85% pre-assembled. The Company's trailers comply with Department of Transportation requirements for highway use and can be used for a variety of light cargo transportation purposes.

       In 1990, as part of its acquisition of certain assets of Locke Home Products, the Company acquired its Broilmaster line of premium gas barbecue grills. The Company manufactures and markets a number of models of its Broilmaster grills with premium features such as deep bottom aluminum castings to minimize flare-ups, adjustable porcelain-coated cast iron cooking grids and a patented stainless steel burner for even heat distribution. The Company produces grills for use with liquified petroleum as well as natural gas. In 1996, one of the Company's Broilmaster models won the Consumers Digest Best Buy Award. Also, in 1996, the Company introduced a stainless steel grill and a smoker/roaster grill.

       Metal Office Furniture. On February 24, 1997, the Company announced that it had elected to discontinue operations of its metal office furniture segment. The Company currently expects to cease production of these products in April 1997. The Company originally planned to redeploy all of the plant assets associated with the metal office furniture facility into manufacturing its existing core products or for acquired product lines; however, the Company currently is attempting to sell its Filex brand name and the equipment specifically related to the production of Filex products. There can be no assurance, however, that the Company will be able to sell its Filex brand name and associated equipment or, if the sale does not occur, that the Company will be able to redeploy the plant assets associated with the metal office furniture segment as originally planned.

PRODUCT DEVELOPMENT

       The Company's business strategy involves commitment to the development of new products and enhancements to the Company's existing products. In the last five years, this commitment has resulted in the development of new products which, including accessories, accounted for approximately 26.0% of the Company's gross sales of continuing operations in 1996. These new products consist of infrared and blue flame heaters, vent-free logs, vent-free fireplaces and free-standing vent-free stoves. The Company's development program resulted in the introduction in the fourth quarter of 1994 of the first in a series of new direct-vent fireplaces, including a unit approved for installation in manufactured homes, and a line of direct-vent gas heaters redesigned to make them less expensive, more attractive and easier to install. Through the purchase of HEAT, the Company also acquired a number of newly developed gas heating products, including a patented gas-fired, direct vent baseboard heater that was developed in conjunction with the Canadian Gas Research Institute and several Canadian utility companies. The Company has recently undertaken to make certain design changes in its baseboard heaters and has temporarily ceased shipping this product in the meantime. The Company does not currently expect this to have a material adverse effect on the financial condition or results of operations of the Company. However, there can be no assurance that an extended delay in production would not have such a material adverse effect. The Company's investment in research and development totaled $1.8 million in 1996, an increase of 12.5% over the prior year. This was the largest research and development budget in Company history.

       An integral part of the Company's development program is its use of structured product development teams that include engineering, manufacturing and marketing personnel and a planning committee consisting of senior management to select products for development. The product development teams determine design specifications and production requirements and develop prototypes of potential new products and product enhancements. The marketing department provides guidance on areas ranging from consumer interest in potential new products and enhancements to product design. The Company also focuses on regulatory and product standard changes in order to meet new requirements. The Company is assisted in this focus by Company employees who serve on subcommittees and task forces responsible for developing product standards applicable to the Company's products, including the American National Standards Institute ("ANSI") subcommittees on vented and vent-free gas heaters and decorative appliances, the vent-free task force of the Gas Appliance Manufacturers Association ("GAMA") and the Underwriters Laboratories standards committee for fireplaces.

       The Company's engineering department consists of 23 employees, including six product engineers. Using tools such as computer aided design ("CAD") equipment, including Pro-Engineer, the engineering department refines new product and product enhancement concepts. Product prototypes are tested at the Company's on-site test facilities, which are equipped to conduct tests necessary to ensure compliance with governmental safety and efficiency standards. Following performance validation testing, if the Company decides to manufacture a new product, the Company's engineering, manufacturing, quality and marketing departments work together through pilot production where final design modifications are made and production plans are implemented. Field and/or internal performance reliability testing are conducted as required with respect to product quality, durability and safety prior to the product's release for regular production.

MANUFACTURING AND QUALITY ASSURANCE

       The Company manufactures its products for its continuing operations at four plants, two of which are located in North Alabama, one of which is located in Southwest Illinois and one of which is located in Southern Ontario, Canada. The following table indicates the facilities at which the Company presently manufactures its products.


                                         Athens,             Huntsville,     Washington Park,         Orillia,
             Product                     Alabama               Alabama           Illinois              Ontario
-------------------------------  ---------------------  ------------------  -------------------  ---------------------

Gas heating products                        X                     X                  X                    X
Solid fuel heating products                                       X
Gas logs                                    X                                        X
Fireplaces                                  X                                                             X
Utility trailer kits                                              X
Barbecue grills                                                                      X


       Each of the Company's plants maintains a variety of metal fabrication equipment, including extensive shearing, press and metal forming and welding equipment, paint systems, machine shops, maintenance equipment, warehouse space, shipping and receiving departments, and computerized materials requirements planning ("MRP"), production and inventory control systems. Assembly of products is accomplished by use of conveyor lines and individual work stations.

       The Company's manufacturing processes are designed to have products available to meet customer demand without carrying unduly high inventories. Annual master production plans are developed for each plant and are reviewed and adjusted by senior management on a regularly scheduled basis and as customer demand warrants. The master production plans are processed bi-weekly by the respective plants. Each plant receives individual MRP and capacity planning reports that are used to request raw materials (quantity and delivery dates), develop departmental schedules and project manpower and production requirements to accomplish the master plans.

       The principal materials used in the production of the Company's products include aluminized, galvanized, stainless, hot-rolled and cold-rolled steel, cast iron, valves, controls, burners, paint and other finishing materials and packaging. All raw materials used in finished products are obtained by the central purchasing department. The Company is not a party to any long-term supply contracts which are material to its business. Management believes that the materials used in the production of the Company's products are available at competitive prices from an adequate number of alternative suppliers and does not believe that the loss of any single supplier would have a material adverse effect on the Company's business. Because the Company is dependent upon outside suppliers for all of its raw material needs, however, no assurance can be given that the Company will continue to have available necessary raw materials at reasonable prices or that any increases in raw material costs would not have a material adverse effect on the Company's financial condition or results of operations.

       Fireplaces, gas grills and utility trailers are typically shipped from the manufacturing plant to the Company's customers. All other home heating products are shipped from the manufacturing plant to the Company's central warehouse located in Huntsville, Alabama via Company trucks. Shipments to gas and wood heating customers are made from the central warehouse and are scheduled by the customer service department through the use of a computerized product tracking system, allowing the Company to inform customers of product availability and facilitating timely shipment of orders. These programs also help reduce outbound freight costs by taking advantage of load-pooling and combination loading.

       A primary emphasis of the Company's manufacturing process is quality control. The Company believes that it maintains a comprehensive quality assurance program. In addition to self-imposed quality standards, the Company's products are also subject to independent standards for safety, construction, instruction, efficiency, packaging, operation and emissions. In the case of gas heating appliances, for example, the Company's products must meet standards established by the ANSI, the AGA/IAS, the U.S. Department of Energy and the National Fire Protection Agency. See "- Governmental Regulations" below.

       The Company offers warranties which vary with each product line and are typical of those within the Company's industries. The Company's warranties generally provide for repair or replacement of failed parts or components. In addition, warranties for gas heaters and gas logs offer a schedule of labor allowances. Warranty service is typically performed by the Company or an authorized dealer, distributor or service center. The Company's warranty expenses in 1995 and 1996 were $794,000 and $1,327,000, respectively.


SALES AND MARKETING

       The Company markets its products through a variety of distribution channels, including retail stores that sell directly to the consumer; wholesalers that typically offer a wide variety of products for resale to retailers; specialty fireplace distributors that usually offer a limited variety of products for resale to retailers and builders and often provide installation of the product; specialty fireplace dealers; hardware dealer cooperatives, which are associations of retailers formed to benefit from large quantity purchasing; liquified petroleum and natural gas fuel suppliers; farm equipment supply stores; mail order catalog houses; wholesale clubs that sell to a membership consisting of both consumers and commercial purchasers; and a variety of regional and national retail chains and mass merchandisers. The Company's products are marketed through several divisions, each of which is focused on specific channels of distribution. Similar home heating products are offered under different brand names through different divisions and the distribution channels associated therewith. For example, identical vent-free gas logs are marketed to distinct customers through three divisions under the Martin Gas Products, Atlanta Stove and Martin Fireplaces brand names. Although certain of the Company's brands of home heating products may overlap in terms of features, each will typically have its own brand image and customer base.

       Sales of the Company's gas and solid fuel heating appliances are concentrated in the eastern half of the United States and in Canada. The Company sells its Martin Gas Products and Warm Morning gas heating products through gas equipment wholesalers, hardware wholesalers and retailers and its Atlanta Stove gas heating products through gas equipment wholesalers, retailers, liquified petroleum chains and natural gas utilities. The Company's solid fuel heating appliances are sold principally to wholesale hardware distributors, dealer cooperatives and retailers. The Company sells its fireplace products throughout the United States and Canada. Most of the Company's fireplace products are sold through specialty distributors that resell to retailers as well as directly to builders, often on an "installed" basis using the distributor's own installation crews.

       NuWay utility trailer kits are sold through a national network of mass merchandisers, wholesale clubs, catalog houses and farm equipment supply houses. The Company's premium gas barbecue grills are marketed through gas equipment wholesalers and hardware wholesalers.

       The Company employs a sales staff of 62 field sales and support personnel, including 14 full-time Company employees identified as factory representatives who receive a base salary and commissions, and also utilizes 32 independent manufacturers' agencies, which work on a commission basis and in many cases have several salesmen representing the Company's products. Although most manufacturers' representatives utilized by the Company also sell products other than those produced by the Company, none sell products in direct competition with those of the Company. The Company's sales force covers the United States and Canada, with field sales personnel generally living in or near the sales territories for which they are responsible. The Company holds regular regional and national sales meetings at which product development sessions, performance reviews and planning workshops are conducted. All field sales efforts for the Company are supported by a sales and marketing staff of 48 people located at the Company's corporate headquarters.

       The Company promotes its products principally through direct contact with its customers, published sales programs, participation in numerous national and regional trade shows and print advertising. A majority of the Company's media advertising is through trade publications. The Company maintains an in-house media buying service as well as extensive printing capabilities.

       The Company has developed its distribution channels in its gas heating appliance business over a 50-year period and in its solid fuel heating business over a 90-year period. To maintain its relationships with its distributors, members of management and the Company's sales staff visit the Company's customers on a regular basis. The Company believes that frequent personal contact contributes significantly to its ability to attract and maintain quality distributors. The Company also believes that customer service is integral to its marketing efforts and has invested significant resources in overhauling its approach to customer service over the past several years, with the objective of responding more quickly and accurately to customer inquiries.

       The Company holds registered and unregistered trademarks including "Martin Industries," "Martin," "Warm Morning," "Ashley," "King," "Broilmaster" and "Hunter," among others. Several of the Company's trademarks are registered with the United States Patent and Trademark Office.

BACKLOG

       The Company's backlog is based upon customer purchase orders that the Company believes are firm. At December 31, 1996, the Company's backlog of orders was approximately $7.5 million, as compared to a backlog of $5.1 million at December 31, 1995. While backlog volume generally indicates the production levels at which the Company will operate at any particular time, it is not usually indicative of sales for a full year or future operating performance. This is due primarily to the seasonal nature of the Company's business and its use of early booking programs for its gas and solid fuel heating appliances and premium gas barbecue grills. Orders under these programs often represent approximately 60% of the customer's projected annual requirements and, because of program terms, the shipping period often extends over several months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview," at Item 7 below.

COMPETITION

       Each of the industries in which the Company manufactures and sells products is highly competitive. Although competitive factors vary by product line, competition in all product lines is based primarily on product quality, product innovation, customer service and price. The Company also believes that a manufacturer's relationship with its distributors is a key factor in the industries in which the Company competes.

       The Company competes with a number of manufacturers in the home heating products industry. Within this industry, there are several large manufacturers of gas heaters and numerous producers of gas logs, pre-engineered fireplaces and solid fuel heaters.

       There are a number of manufacturers producing pre-engineered fireplaces, gas logs and related accessories similar to those produced by the Company. The pre-engineered fireplace market is the largest market in which the Company participates and is very competitive, with eight principal manufacturers comprising a large portion of this industry. Over the last two years, a number of additional manufacturers have joined the already highly competitive gas log market.

       The Company's principal competitor in the do-it-yourself utility trailer market is a Taiwanese manufacturer. Although there are numerous manufacturers of pre-assembled utility trailers, because of the difficulty in shipping pre-assembled trailers in large quantities, these products do not tend to compete with the Company's NuWay products on a national basis. The Company believes that its premium Broilmaster grills compete principally with products produced by three major manufacturers. Brand recognition and product quality play essential roles in the competitive marketing of this product.

EMPLOYEES

       At March 24, 1997, the Company had 902 full-time and 5 part-time employees. The Company also from time to time utilizes temporary employees in its operations and in 1996 the number of temporary employees ranged from 57 to
277. The hourly employees located at the Company's plant in Orillia, Ontario are subject to a collective bargaining agreement with the Company. No other employees of the Company are subject to a collective bargaining agreement with the Company. In April 1997, the employment of approximately 200 full-time employees will cease in connection with the discontinuance of the Company's metal office furniture business. The Company believes that its employee relations are good.

GOVERNMENTAL REGULATIONS

       A substantial number of the products manufactured by the Company must comply with federal, state and local laws, regulations and standards. In Canada, products manufactured by the Company must comply with federal, provincial, territorial and local laws, regulations and standards. These laws, regulations and standards relate, among other things, to product safety, construction, instruction, efficiency, packaging, installation, operation and emissions. The Company's gas and solid fuel heating appliances and gas grills sold in the United States must comply with standards established by ANSI and AGA/IAS. All gas-fired and solid-fuel appliances manufactured by the Company for sale in the United States must also comply with the standards for performance of the National Fire Protection Association. All gas-fired vented heaters and furnaces manufactured for sale in the United States further must comply with the standards for minimum efficiency for direct heating appliances established by the National Appliance Energy Conservation Act, and the Company's wood-burning heaters must comply with the standards for performance for residential wood heaters established by the United States Environmental Protection Agency. The Company's pre-engineered fireplaces and solid fuel heating appliances sold in the United States must meet standards established by Underwriters' Laboratories. The Company's gas heating appliances manufactured for sale in Canada must comply with standards developed by the Canadian Gas Association (the "CGA") under the umbrella of the IAS. The CGA/IAS is accredited by the Standards Council of Canada to prepare National Standards in Canada for natural gas and propane equipment. In the province of British Columbia, gas appliances may be certified only by the provincial gas safety authority to provincial standards for sale in British Columbia only.

       The Company maintains facilities and equipment for testing the Company's products for compliance with these and other laws, regulations and standards applicable to the Company's products. These laws, regulations and standards generally require that all compliance testing either be performed by an independent testing agency at the agency's laboratories or witnessed by an agent of the independent testing agency at the Company's facilities. The Company utilizes both alternatives for compliance testing.

       Many state and local governments in the United States have adopted and have in place building codes regulating the installation of certain of the Company's home heating products. These building codes are based generally upon one or more of the model codes drafted by three regional associations: the Building Officials and Code Administrators International, Inc. ("BOCA"), the International Conference of Building Officials, Inc. ("ICBO") and the Southern Building Code Congress International, Inc. ("SBCCI"). The current model code produced by ICBO, which has historically been the basis for building codes adopted in Alaska, California, Colorado, Massachusetts, Montana, New York, Utah, Washington and Wisconsin, prohibits installation of vent-free gas heaters. The model codes of BOCA and SBCCI do not contain this prohibition, but do regulate where such heaters may be installed within a structure and certain other aspects of the product. In 1996, the International Code Council (the "ICC"), a body formed by BOCA, ICBO and SBCCI to produce a model building code to be proposed for adoption by all states and localities, released its model code. This uniform model code reflects the historical position of BOCA and SBCCI allowing the installation of vent-free gas heaters. However, there can be no assurance that the current version of the ICC model code regarding the Company's products will be the position contained in the version ultimately adopted by the ICC members, or that individual states and localities will adopt the ICC model code.

       Provincial, territorial and local governments in Canada have adopted and have in place building codes regulating building construction. These building codes are based generally upon a model code, the National Building Code of Canada. This code is produced by the Canadian Commission on Building and Fire Codes. In the Province of Ontario, the Ministry of Housing regulates construction under the Ontario Building Code. Vent-free gas appliances are only permitted for sale in the provinces of British Columbia and Manitoba. The sale of these appliances is restricted to a maximum gas input and is restricted to certain rooms in a residence.

       The Company believes that the products which it currently produces and sells are in compliance in all material respects with the laws, regulations and standards applicable to such products. Nevertheless, no assurance can be given as to the impact of future governmental regulations and product standards on the Company's operations, or the future capital expenditure requirements or the costs of compliance associated therewith, nor can any assurance be given that future governmental regulations or product standards will not have a material adverse effect on the Company. Further, in the event that national or regional building codes are drafted in the future which prevent or restrict the installation of, or require modification to, certain gas heaters or other products manufactured by the Company, or if individual federal, state, territorial, provincial or local governmental entities or agencies adopt their own codes to such effect, these events could have a material adverse effect on the financial condition or results of operations of the Company.

ENVIRONMENTAL MATTERS

       Manufacturing concerns such as the Company involve operations that are subject to numerous federal, state, provincial and local laws, regulations and standards relating to human health and safety and the environment. In the United States, the Clean Air Act, the Clean Water Act, and similar state and local counterparts of these federal laws regulate air and water emissions and discharges into the environment. The Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act, among other federal, state and local laws, address the generation, storage, treatment, handling, transportation and disposal of solid and hazardous waste and releases of hazardous substances into the environment. In Canada, the Canadian Environmental Protection Act and provincial environmental protection legislation, along with local laws, regulate a similar range of environmental issues. The Company's manufacturing operations require compliance with these environmental laws and regulations, among others, as well as the workplace safety and health standards established by the Occupational Safety and Health Acts in both countries. Under these environmental laws and regulations, third parties and governmental agencies in some cases have the power to require remediation of environmental conditions and, in the case of governmental agencies, to impose fines and penalties.

       Several of the facilities currently and previously owned or operated by the Company are located in industrial areas and have historically been used for extensive periods, in some cases dating back to the turn of the century, for industrial operations such as dyeing, foundry, petroleum, painting, plating, textile and manufacturing. These historic operations have used materials and generated wastes that would be considered to be regulated substances under current environmental laws. Prior to the enactment of modern environmental laws and regulations, industrial operations took fewer precautions relative to the generation, handling, storage, treatment, disposal and release of substances now known or believed to threaten human health and safety or the environment. The Company has implemented recordkeeping and management practices and procedures in order to help ensure compliance with applicable environmental laws and regulations. Each plant has personnel responsible for environmental compliance that work closely with the Company's corporate director of environmental management. The corporate director of environmental management assists these personnel by supplying technical advice and guidance in interpreting regulations, transfers of technology, procedures and obtaining permits. The Company believes that it is currently in compliance in all material respects with these laws and regulations. Nevertheless, given the foregoing circumstances, there can be no assurance that past operations at or near the Company's presently or previously owned or operated facilities or the Company's present or future operations will not necessitate action by the Company or give rise to actions by governmental agencies or private parties that could cause the Company to incur response costs, fines, penalties or other liabilities, damages or expenses, or incur operational shut-downs, business interruptions or other similar losses that either individually or in the aggregate would have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2.   PROPERTIES

          The Company's corporate headquarters are located in a single story facility in Florence, Alabama, consisting of 50,000 square feet. The Company's engineering center, also in Florence, is located in a separate facility, consisting of 20,000 square feet. In Huntsville, Alabama, the Company has two facilities, the Huntsville plant, a 250,000 square foot facility which produces certain gas and solid fuel heating products and NuWay utility trailer kits, and the Huntsville warehouse, a 210,000 square foot facility which provides additional warehousing space for the Company's gas and solid fuel heating products. The Athens, Alabama plant is a 300,000 square foot facility which produces certain of the Company's gas heating products and pre-engineered fireplace products. The Washington Park, Illinois plant is a 120,000 square foot facility where the Company manufactures its Broilmaster gas grills, gas logs and certain of the Company's gas heaters. The Company's plant in Orillia, Ontario, Canada is a 100,000 square foot facility which produces certain of the Company's gas heating products and pre-engineered fireplace products. The Company's Sheffield, Alabama plant is a 236,000 square foot facility at which the Company manufactured its metal office furniture prior to discontinuing this business segment. The Company currently leases its corporate headquarters and its Athens manufacturing facility pursuant to lease agreements associated with the industrial development financing arrangements utilized to acquire and develop these properties. Although the debt associated with these properties has been retired, the Company has continued to hold these facilities subject to the lease arrangements in order to receive certain tax benefits. Each property may be purchased at the Company's option for a nominal amount. Other than these two properties, the Company owns all of its major facilities.

ITEM 3.   LEGAL PROCEEDINGS

          The Company is involved from time to time in various pending and threatened legal actions, including matters arising out of employment relationships and product liability and other personal injury lawsuits relating to its products, that arise in the ordinary course of its business. In the opinion of the Company's management, the outcomes of the currently known pending and threatened legal actions and proceedings are not presently expected to have a material adverse effect on the financial condition or results of operations of the Company; however, the ultimate resolution of these matters, which could occur within one year, could result in losses in excess of current estimates.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          In January and April 1996, the Company declared regular quarterly cash dividends of $.036 per share. In July 1996, the Board of Directors of the Company established a policy of declaring quarterly cash dividends of $.038 per share on the Common Stock. The Company declared regular quarterly cash dividends of $.038 per share in July and October 1996, for a total of $.148 in per share dividends declared in 1996. The Company declared cash dividends of $.393 per share in 1995 and $.090 per share in 1994. The future payment of dividends, however, will be within the discretion of the Board of Directors of the Company and depend on the Company's profitability, capital requirements, financial condition, growth, business opportunities and other factors which the Board of Directors may deem relevant. In addition, the Company's credit agreement with its primary lender (the "Amended Credit Agreement") restricts the payment of cash dividends by the Company if such payment would cause the Company to fail to meet certain financial covenants as stated in the Amended Credit Agreement. In particular, one of the financial covenants in the Amended Credit Agreement requires that the Company's net worth each year as of December 31 be at least equal to its net worth as of December 31, 1994, plus the net proceeds received by the Company in its initial public offering, plus fifty percent (50%) of the Company's net income for each fiscal year after December 31, 1994. The Company currently does not believe that these restrictions in the Amended Credit Agreement will materially limit the Company's ability to pay currently anticipated quarterly cash dividends.

          The Company's Common Stock began trading on The Nasdaq Stock Market's National Market on July 13, 1995. As of March 24, 1997, the Company had 138 stockholders of record. This number excludes individual stockholders holding stock under nominee security position listings. The closing price of the Common Stock on The Nasdaq Stock Market's National Market on March 24, 1997 was $5.75. The prices in the table below represent the high and low sales prices for the Company's Common Stock as reported on the National Market.


                                                                                 Fiscal 1996
                                                                          -----------------------
                                                                             High          Low
                                                                          -----------  ----------

         First Quarter                                                    $    11       $  7 9/16
         Second Quarter                                                   $    11 1/2   $  9
         Third Quarter                                                    $     9 1/8   $  7
         Fourth Quarter                                                   $     8       $  6

                                                                                 Fiscal 1995
                                                                          -----------------------
                                                                             High          Low
                                                                          ----------    ---------
         Third Quarter (Beginning on July 13, 1995)                       $   12 3/4    $       9
         Fourth Quarter                                                   $   10 1/2    $       8

ITEM 6.   SELECTED FINANCIAL DATA.

          The selected statements of operations data, per share data and balance sheet data for the five years ended December 31, 1996 set forth below have been derived from the consolidated financial statements of the Company, which statements have been audited by Arthur Andersen LLP, independent public accountants. The following data should be read in conjunction with the consolidated financial statements of the Company and notes appearing elsewhere in this Annual Report on Form 10-K.

                                                                   Year Ended December 31,
                                            ---------------------------------------------------------------------
                                               1996          1995           1994           1993          1992
                                            ----------    -----------    -----------    -----------  ------------
                                                         (Dollars in thousands, except per share data)
Statements of Operations Data:
  Net sales                                 $   90,194    $    75,905    $    85,782    $    73,218  $     60,466
  Cost of sales                                 65,334         55,113         59,512         53,949        44,885
                                            ----------    -----------    -----------    -----------  ------------

  Gross profit                                  24,860         20,792         26,270         19,269        15,581
                                            ----------    -----------    -----------    -----------  ------------

  Operating expenses:
    Selling                                      9,055          6,671          7,301          6,504         5,961
    General and administrative                   6,733          4,887          5,253          4,895         4,809
    Non-cash ESOP compensation(1)                2,812          2,850          1,824          1,092             0
                                            ----------    -----------    -----------    -----------  ------------

                                                18,600         14,408         14,378         12,491        10,770
                                            ----------    -----------    -----------    -----------  ------------

  Operating income                               6,260          6,384         11,892          6,778         4,811
  Interest expense                                 473            539          1,252          1,681           475
                                            ----------    -----------    -----------    -----------  ------------
  Income from continuing operations
    before income taxes                          5,787          5,845         10,640          5,097         4,336
  Provision for income taxes                     2,592          2,624          4,256          2,166         1,552
                                            ----------    -----------    -----------    -----------  ------------

  Income from continuing operations              3,195          3,221          6,384          2,931         2,784
  Income (loss) from discontinued
    operations, net of tax                          62          1,349            771            851          (122)
  Loss on disposal of discontinued
    operations, net of tax                      (1,430)             0              0              0             0
                                            ----------    -----------    -----------    -----------  ------------

  Income (loss) from discontinued
    operations                                  (1,368)         1,349            771            851          (122)
                                            ----------    -----------    -----------    -----------  ------------

  Net income                                $    1,827    $     4,570    $     7,155    $     3,782  $      2,662
                                            ==========    ===========    ===========    ===========  ============

Per Share Data:
  Income from continuing operations         $     0.47    $      0.62    $      1.75    $      0.93  $       0.45
  Income (loss) from discontinued
    operations                                   (0.20)          0.26           0.21           0.27         (0.02)
                                            ----------    -----------    -----------    -----------  ------------
  Net income(2)                             $     0.27    $      0.88    $      1.96    $      1.20  $       0.43
                                            ----------    -----------    -----------    -----------  ------------
  Weighted average common and
    common equivalent shares
    outstanding(2)                           6,772,191      5,204,254      3,655,645      3,155,110     6,164,550
  Cash dividends                            $     0.15    $      0.39    $      0.09    $      0.00  $       0.22

Other Data:
  Income from continuing operations
    before non-cash ESOP compensation
    expense, depreciation and
    amortization, interest and taxes(3)     $   10,695    $    10,254    $    14,592    $     8,695  $      5,725
  Capital expenditures                      $    2,798    $     2,181    $     1,266    $       552  $        681

                                                                        At December 31,
                                             --------------------------------------------------------------------
                                                1996         1995           1994           1993           1992
                                             ---------   ------------    -----------    -----------   -----------
                                                                        (In thousands)
Balance Sheet Data:
  Cash and short-term investments            $  19,326    $    20,439    $     3,630    $     6,349   $        34
  Working capital                            $  44,906    $    43,305    $    20,158    $    12,811   $     9,875
  Total assets                               $  76,344    $    63,582    $    42,104    $    39,471   $    30,501
  Long-term debt, less current portion       $  10,263    $     7,228    $     8,456    $     9,752   $       312
  Stockholders' equity                       $  48,032    $    43,078    $    17,448    $     8,523   $    14,765


(1) In 1993, in connection with the establishment of the ESOP, the Company adopted SOP No.93-6, which requires that the Company recognize non-cash ESOP compensation expense in each fiscal quarter as shares of stock owned by the ESOP are committed to be released to participants' accounts based on the average fair value of the shares during the quarter. Shares of stock owned by the ESOP are committed to be released to participants' accounts as payments are made on the ESOP debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --- ESOP Accounting" and Notes 2, 4 and 7 of Notes to Consolidated Financial Statements.

(2) Net income per share has been calculated based on the weighted average number of common and common equivalent shares outstanding, including the effect of outstanding stock options in each respective year. In accordance with SOP No. 93-6, shares of stock owned by the ESOP that have been committed to be released to participants (1,368,888, 1,065,663 and 710,290 as of December 31, 1996, 1995 and 1994, respectively) are considered outstanding on a weighted average basis for computing net income per share. However, shares of stock owned by the ESOP that have not been committed to be released (2,060,859, 2,412,219 and 2,778,825 as of December 31, 1996, 1995 and 1994, respectively) are not considered outstanding for such purpose. See Note 2 of Notes to Consolidated Financial Statements.

(3) This measurement is not intended to represent income from continuing operations, cash flow or any other measure of performance in accordance with generally accepted accounting principles, but is included because the Company believes certain investors find it to be useful for measuring and identifying trends with respect to the Company's creditworthiness.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company and notes thereto and the other financial information appearing elsewhere in this Annual Report.

OVERVIEW

          The Company manufactures products in two industry segments: home heating products and leisure and other products such as do-it-yourself utility trailer kits and gas barbecue grills. Each of the industry segments in which the Company operates is cyclical in nature, with sales being affected by general economic cycles, consumer confidence levels, inflation, employment and income levels and the availability of credit generally. The Company's fireplace business is also influenced by factors affecting the housing industry, such as housing demand, the availability of financing and the level and stability of interest rates.

          Prior to 1997, the Company manufactured products in the metal office furniture segment through its Filex line acquired in 1989. In February of 1997, the Company elected to discontinue its metal office furniture operations. The recent consolidation in the office furniture industry increased competition and margin pressures in the segment to the point of an unacceptable return to the Company. The metal office furniture segment's operations are treated as discontinued in the accompanying consolidated financial statements. See "Results of Discontinued Metal Office Furniture Operations."

       On February 1, 1996, the Company's newly formed wholly owned Canadian subsidiary, 1166081 Ontario Inc. ("Martin Canada"), acquired all of the capital stock of Hunter Energy and Technologies Inc. and 1061099 Ontario Inc. ("1061099"), a sister company which owned the land and building leased by Hunter Energy and Technologies Inc. for its manufacturing operation. This transaction was accounted for under the purchase method of accounting. The aggregate purchase price of approximately $1,943,000 included $850,000 in cash, $729,000 in promissory notes payable and $364,000 paid into escrow. Transaction expenses of $160,000 were incurred. The consolidated results of operations for the year ended December 31, 1996 reflect the operations of the acquisition beginning February 1, 1996. See Note 10 of Notes to Consolidated Financial Statements. Effective January 1, 1997, Hunter Energy and Technologies Inc. and 1061099 were amalgamated to form Hunter Technology Inc. ("HEAT").

       Sales of home heating products and, in particular, gas and solid fuel heaters (other than fireplaces), historically have been seasonal in nature, with sales being directly affected by weather conditions. In an effort to better control its production schedule and inventory of finished products in light of this seasonality, the Company utilizes early booking programs, which allow the Company to project sales early in the year and plan production accordingly. In general, the Company takes early booking orders for its heating products in the first and second quarters and fills the majority of these orders in the second and third quarters, with fill-in orders being shipped in the fourth quarter and to a lesser degree in the ensuing first quarter. Unseasonably warm weather results in higher customer inventories that in turn result in fewer fourth quarter customer fill-in orders and lower response to the Company's early booking programs for the following year. See " - Quarterly Results."

       Notwithstanding the early booking programs, sales are recognized by the Company when the product is shipped. A majority of sales of gas and solid fuel heaters under the Company's early booking programs historically have occurred in the second and third quarters, with products being shipped throughout this period. Orders under the Company's early booking programs have historically represented up to 60% of customers' projected annual requirements and, because of program terms, the shipping period often extends over several months. Customer orders for products other than orders placed under the early booking programs are accepted and filled by the Company as received and shipped at the customer's request. As used in the following discussion and elsewhere in this Annual Report, the term "gross sales" reflects total customer invoices billed by the Company for the applicable period, net of any customer sales credits issued. The term "net sales" as used herein and elsewhere in this Annual Report, reflects gross sales less deductions for cash discounts, freight and special program credits allowed by the Company.

       In an effort to decrease the effects of seasonal sales of its home heating products and to achieve manufacturing efficiencies through increased capacity utilization, the Company acquired its line of NuWay utility trailer kits in 1988 and its line of Broilmaster gas barbecue grills in 1990. The Company's NuWay and Broilmaster products historically have been contraseasonal to the Company's home heating products, with higher sales during warm weather months.

ESOP ACCOUNTING

       The Company established the Martin Industries, Inc. Employee Stock Ownership Plan and Related Trust (the "ESOP") in 1992, and in January 1993 the Company borrowed $11.9 million from its primary lender (the "Bank Loan"), which funds were then loaned by the Company to the ESOP (the "ESOP Loan") on terms substantially similar to those of the Bank Loan. The ESOP Loan enabled the ESOP to purchase approximately 51% of the Company's common stock on a fully diluted basis from existing stockholders. The Bank Loan and the ESOP Loan are payable in equal principal installments over 10 years. At the time of the origination of the Bank Loan and the ESOP Loan and the consummation of the purchase by the ESOP of the Company's shares, the Company recorded the principal amount of the Bank Loan as long-term debt and recorded unearned compensation in an equal amount, which is reflected as a reduction of stockholders' equity on the consolidated balance sheet.

       Pending repayment of the ESOP Loan, shares owned by the ESOP are held in a suspense account. Shares of common stock are committed to be released from the ESOP's suspense account and credited to ESOP participants' accounts based on the ratio that the principal debt repayment of the ESOP Loan bears to the original principal debt balance (i.e., approximately 347,340 shares of common stock per year). The Company is required to recognize compensation expense each fiscal quarter in an amount equal to one-fourth of the number of shares of common stock committed to be released each year multiplied by the average fair market value of such shares during the period. The fair market value of the shares of common stock committed to be released and charged to compensation expense is also credited to stockholders' equity. Accordingly, if the fair market value of the common stock increases, so will the Company's non-cash compensation expense related to the ESOP, which in turn has a negative impact on the Company's net income and net income per share, but does not reduce the Company's net worth. Because the Company cannot predict the price at which its shares will trade in the future, it cannot predict the amount of non-cash compensation expense it will incur based upon the release of the ESOP's shares to the participants' accounts or the resulting effect on net income or net income per share. To the extent dividends are declared and paid on shares allocated to participants' accounts, the ESOP allows the Administrative Committee to use such dividends to repay the ESOP Loan. In such event, the dividends paid with respect to allocated shares are paid to participants in the form of released shares. The negative impact on earnings will be partially offset by the impact of such dividends, since the Company is not required to recognize compensation expense with respect to the release of shares related to dividends paid on ESOP shares allocated to participants.

RESULTS OF CONTINUING OPERATIONS

       The following tables set forth, for the periods indicated, information derived from the Company's consolidated financial statements expressed as a percentage of net sales and financial information for the Company's two industry segments.

                                                               Percentage of Net Sales
                                                ----------------------------------------------------
                                                               Year Ended December 31,
                                                ----------------------------------------------------
                                                  1996                  1995                 1994
                                                ---------            ----------            ---------

Net sales                                        100.0%                100.0%               100.0%
Cost of sales                                     72.4                  72.6                 69.4
                                                  ----                  ----                 ----

Gross profit                                      27.6                  27.4                 30.6
                                                  ----                  ----                 ----
Operating expenses:
    Selling                                       10.0                   8.8                  8.5
    General and administrative                     7.5                   6.4                  6.1
    Non-cash ESOP compensation                     3.1                   3.8                  2.1
                                                   ---                   ---                  ---

                                                  20.6                  19.0                 16.7
                                                  ----                  ----                 ----

Operating income                                   7.0                   8.4                 13.9
Interest expense                                   0.5                   0.7                  1.5
                                                   ---                   ---                  ---
Income from continuing operations before
  income taxes                                     6.5                   7.7                 12.4
Provision for income taxes                         2.9                   3.5                  5.0
                                                   ---                   ---                  ---

Income from continuing operations                  3.6%                  4.2%                 7.4%
                                                   ===                   ===                  ===

                                                                  Segment Information
                                             -------------------------------------------------------------
                                                                 Year Ended December 31,
                                             -------------------------------------------------------------
                                                                    (In thousands)
                                                    1996                 1995                  1994
                                             -----------------     -----------------     -----------------

Net sales:
   Home heating products                     $          76,413     $          61,618     $          73,102
   Leisure and other products                           13,781                14,287                12,680
                                             -----------------     -----------------     -----------------
                                             $          90,194     $          75,905     $          85,782
                                             =================     =================     =================

Gross profit:
   Home heating products                     $          22,284     $          18,464     $          24,131
   Leisure and other products                            2,576                 2,328                 2,139
                                             -----------------     -----------------     -----------------
                                             $          24,860     $          20,792     $          26,270
                                             =================     =================     =================

Segment contribution (1):
   Home heating products                     $          14,804     $          12,986     $          17,914
   Leisure and other products                            1,001                 1,135                 1,055
                                             -----------------     -----------------     -----------------
                                             $          15,805     $          14,121     $          18,969
                                             =================     =================     =================

(1)  Segment contribution consists of gross profit less selling expenses.


Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

       Net sales in 1996 increased to $90.2 million from $75.9 million in 1995, an increase of $14.3 million, or 18.8%. Net sales of home heating products in 1996 as compared to 1995 increased $14.8 million, or 24.0%. This increase was partially offset by a $506,000, or 3.5%, decrease in net sales of leisure and other products.

       The increase in net sales of home heating products was due primarily to the acquisition of HEAT in February 1996 and an increase in the sale of Martin fireplace products. During 1996, HEAT contributed sales of $7.8 million. Sales of Martin fireplace products increased from $21.2 million in 1995 to $26.9 million in 1996, an increase of 27.0%. The decrease in net sales of leisure and other products was the result of a $1.6 million, or 23.6%, decrease in sales of utility trailer kits partially offset by a $1.3 million, or 18.4%, increase in sales of gas barbecue grills. The decrease in sales of utility trailer kits was primarily the result of a $1.2 million decrease in sales to a retail utility trailer customer.

       Gross profit in 1996 increased to $24.9 million from $20.8 million in 1995, an increase of $4.1 million, or 19.6%. Gross profit on home heating product sales increased $3.8 million, or 20.7%. Gross profit on leisure and other product sales increased $248,000, or 10.7%. The gross profit increase in the sale of home heating products was the result of the 24.0% increase in net sales of home heating products, as discussed above, partially offset by a decrease in the gross margin, defined as gross profit as a percentage of net sales, from 30.0% in 1995 to 29.2% in 1996, as discussed below. The increase in gross profit earned on the sale of leisure and other products was the result of an increase in the gross margin from 16.3% in 1995 to 18.7% in 1996, partially offset by the 3.5% decrease in net sales discussed above.

       Gross margin increased to 27.6% in 1996 from 27.4% in 1995. The increase was primarily the result of a higher mix of home heating product sales together with an increase in the gross margin on the sale of leisure and other products. Although the gross margin on home heating product sales decreased in 1996, net sales of home heating products were 84.7% of total net sales as compared to 81.2% in 1995. The decrease in the gross margin on home heating products in 1996 was the result of a higher mix of lower margin HEAT and Martin fireplace sales. The increase in gross margin on sales of leisure and other products, as discussed above, was the result of a greater mix of higher margin gas barbecue grill sales. In 1996, sales of gas barbecue grills were 58.1% of total sales of leisure and other products, as compared to 47.4% in 1995.

       Selling expenses in 1996 increased to $9.1 million from $6.7 million in 1995, an increase of $2.4 million or 35.7%. HEAT's selling expenses of $1 million contributed to the increase. Advertising expense increased $403,000, or 24.5%, in 1996 primarily as a result of a $365,000 increase in cooperative advertising expense. The increase in cooperative advertising expense is primarily the result of a 10.6% increase in non-HEAT net sales and a higher mix of home heating product and gas barbecue grill sales, which carried a higher rate of claims in 1996. Salaries, commissions and related benefits increased $232,000, or 6.1%, in 1996 primarily due to the increase in sales, partially offset by a higher mix of sales by internal sales personnel. Travel expense increased $131,000, or 34.9%, in 1996 primarily as a result of the increase in sales and a higher mix of sales by internal sales personnel. Internal, or Company-employed, sales personnel are paid a lower rate of commission than paid to outside agents; however, the Company reimburses the travel expense of internal sales personnel. Promotion expense increased $180,000, or 37.0%, in 1996 as a result of the increase in sales, increased volume rebates to gas heater customers and special promotional programs for the Company's new gas barbecue grill products.

       Total segment contribution, defined as gross profit less selling expenses, increased to $15.8 million in 1996 from $14.1 million in 1995, an increase of $1.7 million, or 11.9%, primarily as a result of the 18.8% increase in net sales, partially offset by a 35.7% increase in selling expenses, as discussed in detail above.

          General and administrative expenses were $6.7 million in 1996, compared to $4.9 million in 1995, an increase of $1.8 million, or 37.8%. HEAT's general and administrative expenses of $862,000 contributed to the increase. The remaining increase of $1 million was primarily the result of a decrease in the credit provision for doubtful accounts of $434,000, a $205,000 increase in the provision for deferred compensation and other post-employment benefits, and a $257,000 increase in professional fees. The decrease in the credit provision for doubtful accounts from $583,000 in 1995 to $149,000 in 1996 was primarily the result of the 1995 purchase of credit insurance on primary customer accounts, thereby reducing the exposure which must be accounted for within the allowance for doubtful accounts. Although the allowance for doubtful accounts was reduced in 1995 and 1996, the Company considers its current allowance to be adequate as of December 31, 1996. The provision for deferred compensation and other post-employment benefits increased $205,000 in 1996 primarily as a result of the early retirement of two Company executive officers during the year. Professional fees increased $257,000 in 1996 as a result of increases in legal fees, compensation consulting fees and executive recruiting fees.


       Non-cash ESOP compensation expense was $2.8 million in 1996, as compared to $2.9 million in 1995, a decrease of $38,000, or 1.3%. During 1996, 332,078 shares of unallocated ESOP shares were released as compensation at an average fair value of $8.47 per share, as compared to 328,922 shares released as compensation at an average fair value of $8.66 per share in 1995. During 1996 and 1995, shares released as dividends on shares allocated to participants were 19,282 and 37,671, respectively.

       Interest expense in 1996 increased to $1.4 million from $1.2 million in 1995. The increase was primarily the result of the interest expense associated with a $5,000,000 term loan utilized to refinance the debt of HEAT in March 1996. The term loan is unsecured at a fixed rate of 6.9% for seven years.

       Interest income in 1996 increased to $919,000 from $615,000 in 1995. The increase was the result of increased interest earnings on the proceeds from the Company's 1995 initial public offering. In 1996, the unused proceeds were invested for the entire year. In 1995, the proceeds were invested for the period subsequent to the closing of the offering in July 1995. See Note 6 of Notes to Consolidated Financial Statements.

       The provision for income taxes decreased $32,000, or 1.2%, in 1996. The decrease was the result of a $58,000 decrease in income from continuing operations before income taxes together with a small decrease in the effective tax rate.

       Income from continuing operations in 1996 of $3.2 million decreased $26,000, or 0.8%, primarily as a result of the factors discussed above.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

       Net sales in 1995 decreased to $75.9 million from $85.8 million in 1994, a decrease of $9.9 million, or 11.5%. Net sales of home heating products in 1995 as compared to 1994 decreased $11.5 million, or 15.7%. This decrease was partially offset by a $1.6 million increase in net sales of leisure and other products. The rate of increase in net sales of leisure and other products was 12.7%.

       The decrease in net sales of home heating products was due primarily to seasonal weather conditions. The combination of the relatively mild weather in the winter of 1994-1995 and the unusually warm weather experienced throughout much of the country during the summer and fall of 1995 resulted in higher customer inventories and lower demand for 1995 shipments of home heating products. Net sales of leisure and other products increased primarily as a result of the introduction of the Company's 85% pre-assembled utility trailer, the addition of a mass merchant utility trailer customer and increased early-season shipments of grills.

       Gross profit in 1995 decreased to $20.8 million from $26.3 million in 1994, a decrease of $5.5 million, or 20.9%. Gross profit on home heating product sales decreased $5.7 million, or 23.5%. This decrease was partially offset by a $189,000 increase in gross profit on sales of leisure and other products. The gross profit decrease in the sale of home heating products was the result of the 15.7% decrease in net sales of home heating products, as discussed above, combined with a decrease in the gross margin from 33.0% in 1994 to 30.0% in 1995, as discussed below. The increase in gross profit earned on the sale of leisure and other products was consistent with the increase in net sales, after consideration of the gross margin changes discussed below.

       Gross margin decreased to 27.4% in 1995 from 30.6% in 1994. The decrease was primarily the result of a lower mix of home heating product sales, together with decreased margins on such sales. In 1995, net sales of home heating products were 81.2% of total net sales as compared to 85.2% in 1994. Gross margin on sales of home heating products decreased, as discussed above, by three percentage points. The decrease in gross margin was primarily the result of a lower mix of higher margin gas product sales together with a higher rate of fixed manufacturing cost. Although gross profit on sales of leisure and other products increased in 1995, gross margin decreased from 16.9% in 1994 to 16.3% in 1995. The decrease was primarily the result of increases in the cost of certain primary raw material components for grills and trailers which were not absorbed by increased selling prices.

       Selling expenses in 1995 decreased to $6.7 million from $7.3 million in 1994, a decrease of $630,000 or 8.6%. The decrease was the result of the decrease in net sales of 11.5% discussed above, partially offset by an increase in selling expenses as a percentage of net sales from 8.5% in 1994 to 8.8% in 1995. The rate of selling expenses on net sales of home heating products increased to 8.9% in 1995 from 8.5% in 1994 primarily as a result of an increase in administrative selling costs as a percentage of net sales from 6.0% in 1994 to 6.5% in 1995. Although net sales of home heating products decreased 15.7% in 1995, administrative selling costs such as advertising, promotion and other fixed overhead costs did not decrease at the same rate. Advertising and promotion expense incurred in the segment decreased 7.9% in 1995 as compared to 1994. The increase in home heating product selling expense as a percentage of net sales was partially offset by a reduction in the rate of selling expense on leisure and other product sales.

       Total segment contribution decreased to $14.1 million in 1995 from $19.0 million in 1994, a decrease of $4.8 million, or 25.6%, as a result of the factors discussed above.

       General and administrative expenses were $4.9 million in 1995, compared to $5.3 million in 1994, a decrease of $366,000, or 7.0%. The decrease was primarily the result of a $583,000 credit provision for doubtful accounts and a $353,000 decrease in bonuses paid to executive and other management personnel. The $583,000 credit provision for doubtful accounts was primarily the result of the Company purchasing credit insurance on its high volume, primary customer accounts, as previously discussed. The decreases discussed herein were partially offset by increases in salaries, professional fees and insurance expense. Salary and employee benefit expense increased approximately $250,000, or 9.4%, in 1995 as a result of the hiring of additional product development engineers and annual pay raises. Professional fees increased $199,000 in 1995 as a result of increases in accounting and legal fees, and consulting fees incurred in connection with the Company's management development program. Insurance expense increased $232,000 in 1995 primarily as the result of increased general liability coverage requirements and the purchase of credit insurance discussed above.

       Non-cash ESOP compensation expense was $2.9 million in 1995, as compared to $1.8 million in 1994, an increase of $1 million, or 56.3%. During 1995, 328,922 shares of unallocated ESOP shares were released as compensation at an average fair value of $8.66 per share, as compared to 338,730 shares released as compensation at an average fair value of $5.38 per share in 1994. During 1995 and 1994, shares released as dividends on shares allocated to participants were 37,671 and 8,610, respectively.

       Interest expense in 1995 decreased to $1.2 million from $1.4 million in 1994. The reduction was the result of lower borrowing levels and rates during 1995. Long-term debt was reduced by $1.2 million and average short-term borrowings were reduced by $1.6 million in 1995. The weighted average interest rates paid on short-term borrowings during 1995 was 7.8%, as compared to 8.5% in 1994.

       Interest income in 1995 increased to $615,000 from $191,000 in 1994. The increase was the result of interest earnings on the proceeds from the Company's 1995 initial public offering. See Note 6 of Notes to Consolidated Financial Statements.

       The provision for income taxes decreased to $2.6 million in 1995 from $4.3 million in 1994. The $1.7 million decrease was the result of a $4.8 million decrease in income from continuing operations before taxes, partially offset by an increase in the Company's effective tax rate. The effective tax rate was 44.9% in 1995, as compared to 40.0% in 1994. The increase in the effective tax rate was primarily the result of a $1 million increase in non-cash ESOP compensation expense which is not deductible for income tax purposes. Non-cash ESOP compensation expense is determined as the average fair value of the unallocated shares committed to be released; however, the Company is allowed a tax deduction only for the cost of the shares released during the year.

       Income from continuing operations in 1995 decreased to $3.2 million from $6.4 million in 1994, primarily as a result of the factors discussed above.

RESULTS OF DISCONTINUED METAL OFFICE FURNITURE OPERATIONS

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

       Income from discontinued operations, net of tax, decreased to $62,000 in 1996 from $1.3 million in 1995. The decrease was primarily the result of a $4.9 million, or 22.9%, decrease in net sales of metal office furniture in 1996, a decrease in the gross margin on net sales of metal office furniture to 11.2% in 1996 from 18.5% in 1995 and an increase in the rate of selling expense on net sales of metal office furniture to 10.6% in 1996 from 8.4% in 1995.

       Net sales of metal office furniture decreased $4.9 million in 1996 primarily as a result of competition providing the Company's principal customer for metal office furniture with lower and higher grade file cabinets not manufactured by the Company. Customer purchases of the Company's medium grade file cabinets decreased as a result.

       The gross margin on net sales of metal office furniture decreased 39.5% in 1996 primarily as a result of price concessions to the Company's principal customer and an increase in the rate of fixed manufacturing costs as a percentage of net sales to 15.3% in 1996 from 12.2% in 1995.

       The rate of selling expenses on net sales of metal office furniture increased 26.2% in 1996 primarily as a result of a higher rate of cooperative advertising and administrative selling expenses. The rate of cooperative advertising expense increased to 5.9% in 1996 from 4.7% in 1995. The Company committed to contribute a larger fixed amount to the principal customer's annual promotion program in 1996 as compared to 1995. Administrative selling expenses as a percentage of net sales increased to 2.6% in 1996 from 1.6% in 1995 primarily as the result of increased Company advertising, promotion and fixed salary expenses.

       As a result of the Company's decision to discontinue and dispose of the metal office furniture operation, an estimated net loss on disposal of $1.4 million was charged to discontinued operations in 1996. The loss includes management's current estimate of the operating losses through final disposal, the write-downs of inventory and property, plant and equipment to net realizable value, and the costs to close the plant. See Note 11 to Notes to Consolidated Financial Statements.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

       Income from discontinued operations, net of tax, increased to $1.3 million in 1995 from $771,000 in 1994, an increase of $578,000, or 75.0%. The increase was primarily the result of a $3.6 million, or 20.4%, increase in net sales of metal office furniture, an increase in gross margin to 18.5% in 1995 from 15.6% in 1994 and a decrease in the rate of selling expenses to 8.4% in 1995 from 8.7% in 1994.

       Net sales of metal office furniture increased 20.4% in 1995 primarily as the result of the continued expansion of the Company's principal customer for metal office furniture.

       Gross margin on sales of metal office furniture increased 18.6% in 1995 as the result of improved product pricing and mix.

       Selling expense as a percentage of net sales of metal office furniture decreased 3.4% in 1995. Although net sales increased 20.4%, administrative selling costs decreased $28,000, or 8.0%, primarily as the result of lower sales management bonuses.

QUARTERLY RESULTS

       The following table sets forth certain quarterly income statement data for each of the Company's last two fiscal years and the percentage of net sales represented by the line items presented (except in the case of per share amounts). The quarterly income statement data set forth below was derived from unaudited consolidated financial statements of the Company and includes all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation thereof. The quarterly amounts for previous quarters have been restated to segregate the results of operations related to discontinued operations.

                                                                        1996
                               ----------------------------------------------------------------------------------------
                                     March 30                June 29             September 28            December 31
                               -------------------   --------------------   ---------------------   -------------------
                                                          (In thousands, except per share amounts)

Net sales..................     $15,395    100.0%     $24,099     100.0%    $22,485      100.0%     $28,215      100.0%
Gross profit...............       3,383     22.0        6,836      28.4       5,697       25.3        8.944       31.7
Non-cash ESOP
  compensation.............         758      4.9          809       3.4         646        2.9          599        2.1
Operating income (loss)....      (1,147)    (7.5)       2,181       9.1       1,106        4.9        4,120       14.6
Income (loss) from continuing
   operations before income
   taxes...................      (1,163)    (7.6)       2,022       8.4         895        4.0        4,033       14.3
Income (loss) from continuing
   operations..............        (806)    (5.2)       1,104       4.6         497        2.2        2,400        8.5
Income (loss) from discontinued
   operations, net of tax..         295      1.9         (131)     (0.5)       (117)      (0.5)      (1,415)      (5.0)
                                -------               -------               -------                  ------

Net income (loss)..........     $  (511)    (3.3)%    $   973       4.1%    $   380        1.7%      $  985        3.5%
                                =======               =======               =======                  ======

Income (loss) from continuing
   operations per share....     $ (0.13)              $  0.16               $  0.07                  $ 0.34
Income (loss) from discontinued
   operations per share....        0.05                 (0.02)                (0.01)                  (0.20)
                                -------               -------               -------                  ------

Net income (loss) per share(1). $ (0.08)              $  0.14               $  0.06                  $ 0.14
                                =======               =======               =======                  ======

                                                                        1995
                               ----------------------------------------------------------------------------------------
                                      April 1                July 1              September 30            December 31
                               -------------------   --------------------   ---------------------   -------------------
                                                          (In thousands, except per share amounts)

Net sales..................     $15,847    100.0%     $23,452     100.0%    $19,845      100.0%     $16,761      100.0%
Gross profit...............       3,635     22.9        6,665      28.4       5,953       30.0        4,539       27.1
Non-cash ESOP
  compensation.............         400      2.5          608       2.6         903        4.6          939        5.6
Operating income...........         264      1.7        2,897      12.4       2,318       11.7          905        5.4
Income from continuing
   operations, before
   income taxes............          89      0.6        2,597      11.1       2,178       11.0          981        5.9
Income from continuing
   operations..............          25      0.2        1,483       6.3       1,211        6.1          502        3.0
Income from discontinued
   operations, net of tax..         256      1.6          289       1.2         215        1.1          589        3.5
                                -------               -------               -------                  ------

Net income.................     $   281      1.8%     $ 1,772       7.5%    $ 1,426        7.2%      $1,091        6.5%
                                =======               =======               =======                  ======

Income from continuing
   operations per share....     $  0.01               $  0.36               $  0.20                  $ 0.08

Income from discontinued
   operations per share....        0.06                  0.07                  0.03                    0.09
                                -------               -------               -------                  ------

Net income per share(1)....     $  0.07               $  0.43               $  0.23                  $ 0.17
                                =======               =======               =======                  ======

(1) The sum of the quarterly per share amounts are different from the annual per share amounts because of differences in the weighted average number of common and common equivalent shares used in the quarterly and annual computations.


LIQUIDITY AND CAPITAL RESOURCES

       The Company has historically financed its operations and growth from internally generated funds, seasonal borrowings under its bank line of credit and other short-term borrowings. The Company's primary capital requirements are for working capital, debt service, capital expenditures and dividends.

       The following table presents a summary of the Company's cash flows for each of the three years in the period ended December 31, 1996.

                                                                        Year Ended December 31,
                                                       --------------------------------------------------------
                                                            1996                 1995                1994
                                                       ---------------     ---------------     ----------------
                                                                            (In thousands)

Net cash provided by operations                        $         6,241     $         2,059     $          3,897
Capital expenditures                                            (2,798)             (2,181)              (1,266)
Purchase of subsidiary, net of cash acquired                    (1,374)                  0                    0
Net short-term borrowings (repayments)                          (2,181)                  0               (4,053)
Net payments on long-term debt                                    (400)             (1,317)              (1,291)
Net proceeds from issuance of common
  stock                                                              0              19,397                    0
Proceeds from exercise of stock options                            186                  25                  475
Cash dividends paid                                               (768)             (1,220)                (233)
Other, net                                                           1                  46                 (248)
                                                       ---------------     ---------------     ----------------

Net increase (decrease) in cash and
  short-term investments                               $        (1,093)    $        16,809     $         (2,719)
                                                       ===============     ===============     ================

       The Company's operations over the last three years have generated cash of approximately $12.2 million, which has been used to eliminate short-term debt, service long-term debt, finance capital expenditures, fund acquisitions and pay dividends. During this period, the Company has also applied working capital to increase inventories by $7.9 million.

       As a result of its seasonal business cycle, the Company finances interim working capital requirements under an unsecured line of credit with its principal lender. The line of credit has a current maximum of $20,000,000 and expires on July 31, 1997. Interest on the line of credit is payable monthly at a variable rate of 30-day LIBOR plus 1.25%. During 1996, the Company had an average month-end balance of $5.0 million with a maximum month-end balance of $13.0 million.

       In January 1993, the Company obtained the Bank Loan, the proceeds of which were loaned under the ESOP Loan to enable the ESOP to purchase 3,489,115 shares of common stock from certain stockholders of the Company. The Bank Loan is due in semi-annual principal payments of $596,700 over a ten-year period. Interest on the Bank Loan is payable monthly at a variable rate of 79.5% of prime plus 1.35%. Simultaneously with the origination of the Bank Loan, the Company entered into a separate interest rate swap agreement that was designed to fix the interest rate on the Bank Loan for seven years from its origination at 8.21%.

       On July 18, 1995, the Company closed the sale of 2,300,000 shares of common stock at a price of $9.50 per share in connection with the initial public offering of its stock. The proceeds of the Offering, net of an underwriting discount of $1,530,000 and expenses of $923,000, were $19,397,000. Through the date of this Annual Report, the Company has used approximately $4.5 million of the proceeds to fund capital expenditures and the acquisition of HEAT. See Note 10 to Notes to Consolidated Financial Statements. The Company plans to use the remaining proceeds of the Offering to fund future acquisitions and capital expenditures and, to the extent not so used, to reduce outstanding indebtedness, for working capital or for other general corporate purposes. Pending such uses, the Company has invested the remaining proceeds in commercial paper and other low-risk, highly liquid securities.

       In March 1996, the Company obtained a $5 million unsecured term loan from its principal lender to refinance the bank debt which the Company caused to be paid upon the closing of its acquisition of HEAT. The term loan is due in semi-annual principal payments of $250,000 over a seven-year period with a balloon payment of $1.5 million due at maturity. Interest on the term loan is payable monthly at a fixed rate of 6.9%.

       The Company believes that cash flow from operations, together with the Company's unused borrowing capacity and the remaining proceeds from the Offering, will be sufficient to fund the Company's operating needs for the foreseeable future. In addition, to provide any additional funds necessary for the continued pursuit of the Company's growth strategies, the Company may incur, from time to time, additional short- and long-term bank indebtedness and may issue, in public or private transactions, its equity and debt securities, the availability and terms of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company. It is anticipated that during 1997, the Company will expend approximately $4.0 million for capital expenditures.

CREDIT RISK

       The Company extends credit to a wide range of customers and offers payment terms ranging from 30 days to early-booking terms which can be as long as nine months. The Company does not believe that it has a significant concentration of credit risk in any one geographic area or market segment. Currently, the Company purchases credit insurance which provides coverage for losses on accounts receivable with certain primary customers.

INFLATION

       The Company believes that the relatively moderate rate of inflation experienced over the last three years has not had a material impact on its sales or profitability. The Company has generally been able to absorb increases in costs without significantly increasing the selling prices of its products due to offsetting cost reductions and improved manufacturing efficiencies. However, there can be no assurance that the Company's business will not be adversely affected by inflation in the future.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements of the Company, including the report of independent accountants, the consolidated balance sheets as of December 31, 1996 and 1995, the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994 and notes to the consolidated financial statements are set forth on pages F-1 through F-21 of this Annual Report on Form 10-K. In addition, on page S-1 of this Annual Report on Form 10-K, the supplemental financial statement schedule, as required by Item 8, is provided.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          See the "Election of Directors", "Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of the proxy statement for the 1997 Annual Meeting of Stockholders of the Company, which sections are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

          See the "Remuneration of Executive Officers" section of the proxy statement for the 1997 Annual Meeting of Stockholders of the Company, which section is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          (a) See the "Principal Stockholders" section of the proxy statement for the 1997 Annual Meeting of Stockholders of the Company, which section is incorporated herein by reference.

          (b) See the "Election of Directors" and "Principal Stockholders" sections of the proxy statement for the 1997 Annual Meeting of Stockholders of the Company, which sections are incorporated herein by reference.

          (c) There are no arrangements known to the Company the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          See the "Certain Transactions" section of the proxy statement for the 1997 Annual Meeting of Stockholders of the Company, which section is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

       (a)    Certain documents filed as part of Form 10-K

              1.     Financial Statements.

Description                                                                                                    Page
-----------                                                                                                    ----

Report of Independent Public Accountants...............................................................         F-1

Consolidated Balance Sheets as of December 31, 1996 and 1995...........................................         F-2

Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994.............         F-4

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995
  and 1994.............................................................................................         F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994 ............         F-6

Notes to Consolidated Financial Statements.............................................................         F-7

              2.     Financial Statement Schedule.

                     The financial statement schedule required by Regulation S-X is filed as part of Exhibit S of this Annual Report on Form 10-K, as listed below:

                     Schedule Supporting the Consolidated Financial Statements:

                                                                            Page
                            Schedule II - Valuation and Qualifying
                                          Accounts                           S-2

                     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not required under the related instructions or are inapplicable, or because the information has been provided in the Consolidated Financial Statements or the Notes thereto.

              3.     Exhibits required to be filed by Item 601 of Regulation
                     S-K.

                     The Exhibits filed as part of this Annual Report on Form 10-K are listed in Item 14(c) of this Annual Report on Form 10-K, which listing is hereby incorporated herein by reference.

       (b)    Reports on Form 8-K.

              There were no Current Reports on Form 8-K filed during the last quarter of the period covered by this Annual Report on Form 10-K.

       (c)    Exhibits.

              The Exhibits required by Item 601 of Regulation S-K are set forth in the following list and are filed either by incorporation by reference from previous filings with the Securities and Exchange Commission (the "Commission") or by attachment to this Annual Report on Form 10-K as so indicated in such list.

Exhibit
Number                     Description of Exhibit
------                     ----------------------

*3(a)         Form of Restated Certificate of Incorporation of Martin
              Industries, Inc. which was filed as Exhibit 3(a) to the Company's
              Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).

*3(b) Bylaws of Martin Industries, Inc. which were filed as Exhibit 3(b) to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 14, 1996 (Commission File No. 0-26228).

*4            Article 4 of the Restated Certificate of Incorporation of Martin
              Industries, Inc. (included in Exhibit 3(a)).

*10(a) Martin Industries, Inc. Employee Stock Ownership Plan, as amended, which was filed as Exhibit 10(a) to the Company's Registration
              Statement on Form S-1 filed with the Commission on March 17, 1995
              (Registration No. 33-90432) and, with respect to Amendment No. 7 thereto, as filed as Exhibit 10(a) to the Company's Quarterly
              Report on Form 10-Q for the 13-week period ended September 30,
              1995 (Commission File No. 0-26228).

*10(b) Martin Industries, Inc. Employee Stock Ownership Trust Agreement between Martin Industries, Inc., Bill G. Hughey, James W. Truitt and James D. Wilson dated November 12, 1992, as amended, which was filed as Exhibit 10(b) to the Company's Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration
              No. 33-90432).

*10(c)        Loan Agreement by and between Martin Industries, Inc. and AmSouth
              Bank N.A. dated January 7, 1993 in the principal amount of $11,934,000, as amended, which was filed as Exhibit 10(c) to the Company Registration Statement on Form S-1 filed with the
              Commission on March 17, 1995 (Registration No. 33-90432).

*10(d)        Term Note by Martin Industries, Inc. in favor of AmSouth Bank,
              N.A. dated January 7, 1993 in the principal amount of $11,934,000 which was filed as Exhibit 10(d) to the Company's Registration
              Statement on Form S-1 filed with the Commission on March 17, 1995
              (Registration No. 33-90432).

*10(e)        Loan and Security Agreement by and between Bill G. Hughey, James
              W. Truitt and James D. Wilson, as trustees of the Martin
              Industries, Inc. Employee Stock Ownership Plan and Related Trust
              (the "ESOP"), and Martin Industries, Inc. dated January 7, 1993 in the principal amount of $11,934,000 which was filed as Exhibit
              10(f) to the Company's Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).


*10(f)        Promissory Note by Bill G. Hughey, James W. Truitt and James D.
              Wilson, as trustees of the ESOP, in favor of Martin Industries, Inc. dated January 7, 1993, in the principal amount of $11,934,000 which was filed as Exhibit 10(g) to the Company's Registration
              Statement on Form S-1 filed with the Commission on March 17, 1995
              (Registration No. 33-90432).

*10(g)        Interest Rate Swap Agreement by and between Martin Industries,
              Inc. and AmSouth Bank, N.A. dated November 3, 1992 which was filed as Exhibit 10(h) to the Company's Registration Statement on Form
              S-1 filed with the Commission on March 17, 1995 (Registration No.
              33-90432).

*10(h) License and Commercial Agreement by and between Astle Corporation and Martin Industries, Inc. dated July 1, 1994 which was filed as
              Exhibit 10(i) to the Company's Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No.
              33-90432).

*10(i) License and Commercial Agreement by and between Astle Corporation and Martin Industries, Inc., dated July 1, 1994 which was filed as
              Exhibit 10(j) to the Company's Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No.
              33-90432).

*10(j)        Acquisition Service Agreement by and between Martin Industries,
              Inc, and Amerimark Capital Group dated September 1, 1994 which was filed as Exhibit 10(k) to the Company's Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration
              No. 33-90432).

*10(k) Martin Industries, Inc. 1988 Nonqualified Stock Option Plan, as amended, which was filed as Exhibit 10(l) to the Company's
              Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).

*10(l)        Executive Supplemental Income Plan Guidelines and Form of
              Supplemental Income Agreement which was filed as Exhibit 10(n) to the Company's Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).

*10(m)        Supplemental Executive Retirement Plan which was filed as Exhibit
              10(o) to the Company's Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).

*10(n) Lease Agreement by and between the Industrial Development Board for the City of Florence and Martin Industries, Inc. dated August
              1, 1978 which was filed as Exhibit 10(p) to the Company's
              Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).

*10(o) Lease Agreement by and between the Industrial Development Board for the City of Athens and Martin Stamping & Stove Company, predecessor corporation to Martin Industries, Inc., dated December
              1, 1964 which was filed as Exhibit 10(q) to the Company's
              Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).

*10(p) Renewal Option Agreement between the Industrial Development Board of the City of Athens and Martin Stamping & Stove Company, predecessor corporation to Martin Industries, Inc., dated December
              1, 1964 which was filed as Exhibit 10(r) to the Company's
              Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).


*10(q) Purchase Option Agreement between the Industrial Development Board of the City of Athens and Martin Stamping & Stove Company, predecessor corporation to Martin Industries, Inc., dated December
              1, 1964 which was filed as Exhibit 10(s) to the Company's
              Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).

*10(r) First Amendment to Loan Agreement and Other Loan Documents by and between Martin Industries, Inc. and AmSouth Bank of Alabama dated as of March 15, 1995 which was filed as Exhibit 10(u) to the Company's Registration Statement on Form S-1 filed with the
              Commission on March 17, 1995 (Registration No. 33-90432).

*10(s)        Modified, Amended and Restated Line of Credit Note by Martin
              Industries, Inc. in favor of AmSouth Bank of Alabama dated as of March 15, 1995 in the principal amount of $20,000,000 which was filed as Exhibit 10(v) to the Company's Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration
              No. 33-90432).

*10(t)        Share Purchase Agreement dated February 1, 1996, by and among the
              Company, 1166081 Ontario Inc., certain shareholders of Hunter
              Energy and Technologies Inc., 1061099 Ontario Inc. and 679401
              Ontario Inc. and all of the shareholders of Airform Fabrics Inc.
              which was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K as filed with the Commission on February 16, 1996
              (Commission File No. 0-26228).

*10(u) Share Purchase Agreement dated as of February 1, 1996, by and among 1166081 Ontario Inc., Iain J. Richmond, Donald A. Hunter,
              Andrew St. Germaine and Donshardan Investments Ltd. which was filed as Exhibit 2.2 to the Company's Current Report on Form 8-K as filed with the Commission on February 16, 1996 (Commission File
              No. 0-26228).

*10(v) Second Amendment to Loan Agreements and Other Loan Documents dated as of March 28, 1996, by and between Martin Industries, Inc. and AmSouth Bank of Alabama which was filed as Exhibit 10(y) to the Company's Annual Report on Form 10-K as filed with the Commission on March 30, 1996 (Commission File No. 0-26228).

*10(w)        Term Note by Martin Industries, Inc. in favor of AmSouth Bank of
              Alabama dated March 28, 1996, in the principal amount of $5,000,000 which was filed as Exhibit 10(z) to the Company's
              Annual Report on Form 10-K as filed with the Commission on March
              30, 1996 (Commission File No. 0-26228).

 10(x) Martin Industries, Inc. 1996 Non-Employee Directors' Stock Option and Deferred Compensation Plan.

 10(y)        Amendment No. 6 to Martin Industries, Inc. 1988 Nonqualified Stock
              Option Plan.

 10(z)        Martin Industries, Inc. Amended and Restated 1994 Nonqualified
              Stock Option Plan.


11            Statement regarding computation of per share earnings.

21            Subsidiaries of the Company.

23            Consent of Arthur Andersen LLP.

27            Financial Data Schedule (Electronic Submission only).

*  Incorporated by reference.


       (d)    Financial Statement Schedule.

              Schedule II - Valuation and Qualifying Accounts




"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

       With the exception of historical information, the matters and statements discussed, made or incorporated by reference in this Annual Report on Form 10-K constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks and uncertainties include, but are not limited to, those associated with general economic cycles; the cyclical nature of the industries in which the Company operates and the factors related thereto, including consumer confidence levels, inflation, employment and income levels, the availability of credit, and factors affecting the housing industry; the potential in the Company's business to experience significant fluctuations in quarterly earnings; the Company's business strategy, including its strategy of pursuing acquisitions and new product development; potential losses from product liability and personal injury lawsuits; the effects of seasonality and weather conditions on the Company's home heating product sales and other sales; fluctuations in quarterly earnings due to ESOP accounting; the effect of existing and new governmental and environmental regulations applicable to the Company; the dependence of the Company on key personnel; the highly competitive nature of each of the industries in which the Company operates; the volatility of the stock price at which outstanding shares of the Company may trade from time to time; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Commission. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the filing of this report.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Martin Industries, Inc.:

We have audited the accompanying consolidated balance sheets of MARTIN INDUSTRIES, INC. (a Delaware corporation) AND SUBSIDIARY as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martin Industries, Inc. and subsidiary as of December 31, 1996 and 1995 and the results of their operations and their cash flows for the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Birmingham, Alabama
February 24, 1997

                             MARTIN INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                              December 31,
                                                                                      1996                    1995
                                                                                   ----------------------------------

CURRENT ASSETS:
   Cash and short-term investments                                                 $19,326,000            $20,439,000
   Accounts and notes receivable, less allowance
      for doubtful accounts of $419,000
      and $594,000 respectively                                                     17,788,000             13,824,000
   Inventories                                                                      18,346,000             16,534,000
   Refundable income taxes                                                                   0                512,000
   Deferred tax benefits                                                             3,401,000              2,049,000
   Prepaid expenses and other assets                                                 1,786,000                978,000
                                                                                   -----------            -----------

                                                                                    60,647,000             54,336,000
                                                                                   -----------            -----------

PROPERTY, PLANT AND EQUIPMENT:
   Land and improvements                                                             1,320,000                587,000
   Construction in progress                                                            521,000                689,000
   Buildings                                                                         8,147,000              5,474,000
   Machinery and equipment                                                          12,976,000             10,238,000
                                                                                   -----------            -----------

                                                                                    22,964,000             16,988,000

   Less accumulated depreciation and amortization                                   12,189,000             10,642,000
                                                                                   -----------            -----------

                                                                                    10,775,000              6,346,000
                                                                                   -----------            -----------

OTHER NONCURRENT ASSETS:
   Deferred tax benefits                                                               653,000                675,000
   Other                                                                             4,269,000              2,225,000
                                                                                   -----------            -----------

                                                                                     4,922,000              2,900,000
                                                                                   -----------            -----------

                                                                                   $76,344,000            $63,582,000

                                                                                   ===========            ===========

     The accompanying notes are an integral part of these consolidated balance sheets.

                             MARTIN INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                    DECEMBER 31
                                                                                             1996                 1995
                                                                                        ---------------------------------

CURRENT LIABILITIES:
   Notes payable                                                                        $   742,000           $    12,000
   Current portion of long-term debt                                                      1,792,000             1,315,000
   Accounts payable                                                                       4,467,000             4,072,000
   Accrued income taxes payable                                                             602,000                     0
   Accrued liabilities:
      Payroll and employee benefits                                                       3,068,000             3,090,000
      Product liability                                                                     560,000               660,000
      Warranty                                                                            1,299,000               617,000
      Workers' compensation                                                                 602,000               603,000
      Other                                                                               2,609,000               662,000
                                                                                        -----------           -----------
                                                                                         15,741,000            11,031,000
                                                                                        -----------           -----------

NONCURRENT LIABILITIES:
   Long-term debt                                                                        10,263,000             7,228,000
   Deferred compensation                                                                  2,183,000             2,013,000
   Other                                                                                    125,000               232,000
                                                                                        -----------           -----------
                                                                                         12,571,000             9,473,000
                                                                                        -----------           -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 1,000,000 shares authorized;
      no shares issued and outstanding                                                            0                     0
   Common stock, $.01 par value; 20,000,000 shares authorized;
      9,748,000 shares issued at December 31, 1996 and 1995                                  97,000                97,000
   Paid-in capital                                                                       25,866,000            23,457,000
   Retained earnings                                                                     31,035,000            30,130,000
   Unrealized gain on foreign currency translation                                           25,000                     0
                                                                                        -----------           -----------
                                                                                         57,023,000            53,684,000
   Less:
   Treasury stock at cost (1,021,925 shares at December 31, 1996
      and 1,269,715 shares at December 31, 1995)                                          1,911,000             2,319,000
   Unearned compensation                                                                  7,080,000             8,287,000
                                                                                        -----------           -----------

                                                                                         48,032,000            43,078,000
                                                                                        -----------           -----------

                                                                                        $76,344,000           $63,582,000
                                                                                        ===========           ===========

The accompanying notes are an integral part of these consolidated balance sheets.

                             MARTIN INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                             Year Ended December 31,
                                                                                   1996                1995               1994
                                                                                ----------------------------------------------------
NET SALES                                                                        $90,194,000         $75,905,000        $85,782,000
Cost of Sales                                                                     65,334,000          55,113,000         59,512,000
                                                                                 -----------         -----------        -----------

GROSS PROFIT                                                                      24,860,000          20,792,000         26,270,000
                                                                                 -----------         -----------        -----------

Operating Expenses:
   Selling                                                                         9,055,000           6,671,000          7,301,000
   General and Administrative                                                      6,733,000           4,887,000          5,253,000
   Non-cash ESOP Compensation                                                      2,812,000           2,850,000          1,824,000
                                                                                 -----------         -----------        -----------

                                                                                  18,600,000          14,408,000         14,378,000
                                                                                 -----------         -----------        -----------

OPERATING INCOME                                                                   6,260,000           6,384,000         11,892,000
Interest Expense                                                                   1,392,000           1,154,000          1,443,000
Interest Income                                                                    (919,000)           (615,000)          (191,000)
                                                                                 -----------         -----------        -----------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                              5,787,000           5,845,000         10,640,000
Provision for Income Taxes                                                         2,592,000           2,624,000          4,256,000
                                                                                 -----------         -----------        -----------

INCOME FROM CONTINUING OPERATIONS                                                  3,195,000           3,221,000          6,384,000
                                                                                 -----------         -----------        -----------

DISCONTINUED OPERATIONS:

   Income from Discontinued Operations, Net of Tax                                    62,000           1,349,000            771,000
   Loss on Disposal of Discontinued Operations, Net of Tax                        (1,430,000)                  0                  0
                                                                                 -----------         -----------        -----------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                        (1,368,000)          1,349,000            771,000
                                                                                 ------------        -----------        -----------

NET INCOME                                                                       $ 1,827,000         $ 4,570,000        $ 7,155,000
                                                                                 ===========         ===========        ===========

PER SHARE DATA:
INCOME FROM CONTINUING OPERATIONS                                                $      0.47         $      0.62        $      1.75
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                             (0.20)               0.26               0.21
                                                                                 -----------         -----------        -----------

NET INCOME                                                                       $      0.27         $      0.88        $      1.96
                                                                                 ===========         ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                                                   6,772,191           5,204,254          3,655,645
                                                                                 ===========         ===========        ===========

DIVIDENDS DECLARED                                                               $     0.148         $     0.393        $     0.090
                                                                                 ===========         ===========        ===========

The accompanying notes are an integral part of these consolidated statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              For the Years Ended December 31, 1994, 1995, and 1996


                                         Common Stock                                               Treasury Stock
                                  -------------------------       Paid-in         Retained     --------------------------
                                    Shares         Amount         Capital         Earnings         Shares          Amount
                                  ---------   -------------   ------------     -------------     ----------    ------------
BALANCE,
   DECEMBER 31, 1993              7,448,000    $    74,000     $  1,434,000    $  20,169,000      1,405,705     $ 2,395,000

Net income                                0              0                0        7,155,000              0               0
Dividends ($.09 per share)                0              0                0         (266,000)             0               0
Purchase of treasury stock                0              0                0                0         72,100         266,000
Exercise of stock options                 0              0          142,000                0       (202,090)       (333,000)
Payments received
   on notes receivable                    0              0                0                0              0               0
Fair value of stock
   released to ESOP, net of
   applicable income taxes                0              0          624,000                0              0               0
                                  ---------    -----------     ------------    -------------     ----------     -----------
BALANCE,
   DECEMBER 31, 1994              7,448,000         74,000        2,200,000       27,058,000      1,275,715       2,328,000

Net income                                0              0                0        4,570,000              0               0
Net proceeds from issuance
   of common stock                2,300,000         23,000       19,374,000                0              0               0
Dividends ($.393 per share)               0              0                0       (1,498,000)             0               0
Exercise of stock options                 0              0           16,000                0         (6,000)         (9,000)
Payments received
   on notes receivable                    0              0                0                0              0               0
Fair value of stock
   released to ESOP, net of
   applicable income taxes                0              0        1,867,000                0              0               0
                                  ---------    -----------     ------------    -------------     ----------     -----------
BALANCE,
   DECEMBER 31, 1995              9,748,000         97,000       23,457,000       30,130,000      1,269,715       2,319,000

Net income                                0              0                0        1,827,000              0               0
Dividends ($.148 per share)               0              0                0         (922,000)             0               0
Exercise of stock options                 0              0          650,000                0       (247,790)       (408,000)
Fair value of stock
   released to ESOP, net of
   applicable income taxes                0              0        1,759,000                0              0               0
Unrealized gain on foreign
   currency translation                   0              0                0                0              0               0
                                  ---------    -----------     ------------    -------------     ----------     -----------
BALANCE,
   DECEMBER 31, 1996              9,748,000    $     97,000    $  25,866,000   $  31,035,000      1,021,925     $ 1,911,000
                                  =========    ===========     ============    =============     ==========     ===========

                                                                   Foreign
                                    Notes          Unearned        Currency
                                  Receivable     Compensation     Translation      Total
                                  ----------     ------------     -----------      -----
BALANCE,
   DECEMBER 31, 1993                 18,000     $ 10,741,000    $         0     $  8,523,000

Net income                                0                0              0        7,155,000
Dividends ($.09 per share)                0                0              0         (266,000)
Purchase of treasury stock                0                0              0         (266,000)
Exercise of stock options                 0                0              0          475,000
Payments received
   on notes receivable               (9,000)               0              0            9,000
Fair value of stock
   released to ESOP, net of
   applicable income taxes                0       (1,194,000)             0        1,818,000
                                  ---------     ------------    -----------     ------------
BALANCE,
   DECEMBER 31, 1994                  9,000        9,547,000              0       17,448,000

Net income                                0                0              0        4,570,000
Net proceeds from issuance
   of common stock                        0                0              0       19,397,000
Dividends ($.393 per share)               0                0              0       (1,498,000)
Exercise of stock options                 0                0              0           25,000
Payments received
   on notes receivable               (9,000)               0              0            9,000
Fair value of stock
   released to ESOP, net of
   applicable income taxes                0       (1,260,000)             0        3,127,000
                                  ---------     ------------    -----------     ------------
BALANCE,
   DECEMBER 31, 1995                      0        8,287,000              0       43,078,000

Net income                                0                0              0        1,827,000
Dividends ($.148 per share)               0                0              0         (922,000)
Exercise of stock options                 0                0              0        1,058,000
Fair value of stock
   released to ESOP, net of
   applicable income taxes                0       (1,207,000)             0        2,966,000
Unrealized gain on foreign
   currency translation                   0                0         25,000           25,000
                                  ---------     ------------    -----------     ------------
BALANCE,
   DECEMBER 31, 1996                      0     $  7,080,000    $    25,000     $ 48,032,000
                                  =========     ============    ===========     ============


The accompanying notes are an integral part of these consolidated statements.

                             MARTIN INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                             1996           1995          1994
                                                                          ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $  1,827,000   $  4,570,000  $  7,155,000
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Loss on disposal of discontinued operations, net of tax           1,430,000              0             0
         Depreciation and amortization                                     1,623,000      1,020,000       876,000
         Net (gain) loss on sales of assets                                   39,000        (17,000)       (7,000)
         Provision (credit) for doubtful accounts
            and notes receivable                                            (117,000)      (583,000)       60,000
         Provision (credit) to value inventories at LIFO cost               (349,000)       490,000       162,000
         Provision (credit) for deferred income taxes                       (146,000)       390,000      (286,000)
         Non-cash ESOP compensation                                        2,812,000      2,850,000     1,824,000
         Provision for performance compensation                                    0        338,000     1,247,000
         Provision for deferred compensation                                 371,000        148,000       286,000
         (Increase) decrease in operating assets:
            Accounts and notes receivable                                 (1,988,000)       966,000      (266,000)
            Inventories                                                      539,000     (3,820,000)   (4,611,000)
            Refundable income taxes                                          512,000       (465,000)   (2,189,000)
            Prepaid expenses and other assets                               (573,000)      (411,000)      (37,000)
            Other noncurrent assets                                         (557,000)       140,000        61,000
         Increase (decrease) in operating liabilities:
            Accounts payable                                              (1,443,000)    (1,580,000)      842,000
            Accrued income taxes payable                                   1,404,000              0             0
            Accrued liabilities                                              960,000     (1,587,000)     (903,000)
            Other noncurrent liabilities                                    (103,000)      (390,000)     (317,000)
                                                                          -----------    -----------   -----------

               Net cash provided by operating activities                   6,241,000      2,059,000     3,897,000
                                                                          -----------    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                   (2,798,000)    (2,181,000)   (1,266,000)
   Proceeds from sales of assets                                               1,000         37,000         9,000
   Purchase of subsidiary, net of cash acquired                           (1,374,000)             0             0
                                                                          -----------    -----------   -----------

      Net cash used in investing activities                               (4,171,000)    (2,144,000)   (1,257,000)
                                                                          -----------    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments on notes payable                                        (2,181,000)             0    (4,053,000)
   Principal payments on long-term debt                                   (5,400,000)    (1,317,000)   (1,291,000)
   Proceeds from the issuance of long-term debt                            5,000,000              0             0
   Net proceeds from issuance of common stock                                      0     19,397,000             0
   Purchase of treasury stock                                                      0              0      (266,000)
   Exercise of stock options                                                 186,000         25,000       475,000
   Payments received on notes receivable from sales of stock                       0          9,000         9,000
   Cash dividends paid                                                      (768,000)    (1,220,000)     (233,000)
                                                                          -----------    -----------   -----------

      Net cash provided by (used in) financing activities                 (3,163,000)    16,894,000    (5,359,000)
                                                                          -----------    -----------   -----------

Net Increase (Decrease) in Cash
   and Short-Term Investments                                             (1,093,000)    16,809,000    (2,719,000)

Effect of Exchange Rate Changes on Cash                                      (20,000)             0             0

Cash and Short-Term Investments
   at the Beginning of the Year                                           20,439,000      3,630,000     6,349,000
                                                                          -----------    -----------   -----------

Cash and Short-Term Investments
   at the End of the Year                                               $ 19,326,000   $ 20,439,000  $  3,630,000
                                                                          ===========    ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                          $  1,298,000   $  1,137,000  $  1,409,000
      Income taxes, net                                                 $  1,196,000   $  3,494,000  $  7,173,000

The accompanying notes are an integral part of these consolidated statements.

                             MARTIN INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BUSINESS AND ORGANIZATION

       Martin Industries, Inc. (the "Company") is a manufacturer of products in two industry segments (see Note 12), which include home heating products and leisure and other products. On February 24, 1997, the Company elected to discontinue its operations in the metal office furniture segment. Home heating products are sold primarily to domestic distributors and dealers. The Company's leisure products, primarily barbecue gas grills and utility trailers, are sold to distributors, dealers and mass merchandisers. The principal markets for the Company's products are the United States and Canada.

       The Company's business is seasonal and cyclical with the potential for significant fluctuations in quarterly earnings. These fluctuations may be affected by weather conditions, general economic conditions, inflation, employment, the level of consumer confidence, and factors impacting the housing industry.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

       The consolidated financial statements include the accounts and transactions of the Company and its wholly owned Canadian subsidiary, 1166081 Ontario Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. See Note 10.

      USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      CASH AND SHORT-TERM INVESTMENTS

       All short-term investments of the Company, which include commercial paper, money market funds and other low risk investments, are considered cash equivalents in the consolidated statements of cash flows as they are highly liquid and have original maturities of three (3) months or less.

      INVENTORIES

       Substantially all of the Company's inventories are valued at last-in, first-out ("LIFO") cost, which is not in excess of market. An analysis of inventories at December 31, 1996 and 1995 follows:

                                                                          1996             1995
                                                                       -----------      ----------


              Inventories valued at first-in, first-out
              ("FIFO") cost:
                  Raw materials and purchased parts                    $10,570,000     $ 8,391,000
                  Work-in-process                                        4,281,000       4,043,000
                  Finished goods                                         9,066,000      10,020,000
                                                                       -----------     -----------

                                                                        23,917,000      22,454,000
                  Less excess of FIFO over LIFO cost                     5,571,000       5,920,000
                                                                       -----------     -----------

                                                                       $18,346,000     $16,534,000
                                                                       ===========     ===========

      PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment are recorded at cost. Depreciation is computed on the straight-line, declining balance and sum-of-the-years-digits methods over the estimated service lives of the depreciable assets (10-33 years for buildings and 3-10 years for machinery and equipment).

       Maintenance and repairs are charged to expense as incurred. Cost of renewals and betterments are capitalized by charges to property accounts and depreciated at applicable annual rates. The cost and accumulated depreciation of assets sold, retired, or otherwise disposed of are removed from the accounts, and the related gain or loss is credited or charged to income.

      REVENUE RECOGNITION

       Revenue is recognized upon the shipment of the Company's products to its customers.

      DESIGN AND DEVELOPMENT

       Design and development expenses are charged against income in the period in which the expenses are incurred.

      INSURANCE ARRANGEMENTS

       The Company is partially self-insured for worker's compensation, product liability, and employee medical/dental claims. The Company purchases insurance coverage for all worker's compensation claims in excess of $250,000 per occurrence, for all product liability claims in excess of $100,000 per occurrence, and for all medical claims in excess of $200,000 per occurrence.

       Worker's compensation claims are accrued currently for management's estimated cost of claims incurred, including related expenses, based upon independent actuary reports and historical claims experience. Product liability and employee medical/dental claims are also accrued currently based on management's estimated cost of claims incurred as determined by reference to historical experience and current claim trends. Management considers the accrued liabilities for unsettled claims to be adequate; however, there is no assurance that the estimates accrued will not vary from the ultimate amounts incurred upon final disposition of all outstanding claims. As a result, periodic adjustments to the reserves will be made as events occur which indicate changes are necessary.

      PRODUCT WARRANTIES

       The Company warrants its products against manufacturing defects generally for a period of three years commencing at the time of sale. The estimated cost of such warranties is accrued at the time of sale based upon historical experience and current claim trends. Periodic adjustments to the accrual will be made as events occur which indicate changes are necessary.

      EMPLOYEE STOCK OWNERSHIP PLAN

       The Company recognizes non-cash ESOP compensation expense as shares of stock owned by the ESOP are committed to be released to participant accounts based on the average fair value of the shares during the year. Shares of stock owned by the ESOP are committed to be released to participant accounts based on scheduled principal payments to be made on the ESOP debt. The difference in the average fair value of the committed shares and the original cost of those shares, net of income taxes, if applicable, is charged or credited to paid-in capital (see Notes 4 and 7).

      POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

       The Company currently maintains a plan whereby the Company pays supplemental Medicare insurance premiums on behalf of certain retired officers, directors and their spouses. The plan will also provide these benefits to certain current officers and directors who meet the stated service requirements upon their retirement. The Company accounts for these benefits in accordance with Statement of Financial Accounting Standards ("SFAS") No. 106, Employers' Accounting for Postretirement Benefits Other Than

       Pensions, which requires the accrual of postretirement benefits as they are earned by employees.

       The Company also maintains a plan whereby the Company provides medical insurance coverage through its self-insured medical/dental plan to certain former officers and directors who have terminated their employment and have not reached retirement age. The Company accounts for these benefits in accordance with SFAS No. 112, Employers' Accounting for Postemployment Benefits, which requires the accrual of postemployment benefits as they are earned by employees.

      INCOME TAXES

       The Company accounts for income taxes utilizing the asset and liability method of accounting for deferred income taxes and recognizes deferred tax benefits and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

      ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

       Effective January 1, 1996, the Company adopted SFAS No. 121 which requires all businesses to recognize an impairment loss on a long-lived asset as a charge to current income when certain events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of such long-lived assets and intangibles may be impaired and not be recoverable. In performing this evaluation, the Company uses an estimate of the related cash flows expected to result from the use of the asset and its eventual disposition. When this evaluation indicates the asset has been impaired, the Company will measure such impairment based on the asset's fair value. There was no effect on the financial statements as a result of adoption of this standard.

       As of December 31, 1996 and December 31, 1995, accumulated amortization of intangibles amounted to $366,000 and $288,000, respectively.

      ACCOUNTING FOR STOCK-BASED COMPENSATION

       SFAS No. 123, Accounting for Stock-Based Compensation, requires all businesses to change the disclosures about their employee stock-based compensation plans, recommends changes in the accounting for these plans, and requires those businesses who do not change their accounting to disclose what their earnings and earnings per share would have been if they had changed. SFAS No. 123 recommends, but does not require, that a company value all stock transactions with employees and non-employees at the fair value of the equity instrument. While the Company did adopt SFAS No. 123 effective January 1, 1996, the Company did not change its accounting for stock-based compensation. As a result, the Company has disclosed the required pro forma information (see Note 7).

      INCOME PER SHARE

       Income per share has been computed based on the weighted average number of common shares outstanding, including the effect of outstanding stock options, if dilutive, in each respective year. Shares of stock owned by the ESOP that have been committed to be released, net of shares distributed to participants (1,368,888, 1,065,663, and 710,290 at December 31, 1996, 1995 and 1994, respectively), have been considered outstanding, on a weighted average basis, for the purpose of computing income per share. Shares of stock owned by the ESOP that have not been committed to be released (2,060,859, 2,412,219, and 2,778,825 at December 31, 1996, 1995 and 1994, respectively) have not been considered outstanding for such purpose.

      FOREIGN CURRENCY TRANSLATION

       The Company has determined that the local currency of its Canadian subsidiary is the functional currency. In accordance with SFAS No. 52, Foreign Currency Translation, the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at year-end and revenues and expenses are translated at average monthly exchange rates. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

      PRIOR YEAR RECLASSIFICATION

       Certain prior year amounts have been reclassified to conform with the current year's presentation.

3.    INCOME TAXES

       An analysis of the provision (credit) for income taxes from continuing operations for the years ended December 31, 1996, 1995 and 1994 follows:

                                                          1996                 1995                1994
                                                        ----------          ----------         ----------

         Federal:
            Current                                     $2,460,000          $1,997,000         $4,064,000
            Deferred                                       (95,000)            349,000           (262,000)
                                                        ----------          ----------         ----------
                                                         2,365,000           2,346,000          3,802,000
         State/Provincial:
            Current                                        278,000             237,000            478,000
            Deferred                                       (51,000)             41,000            (24,000)
                                                        ----------          ----------         ----------
                                                           227,000             278,000            454,000
                                                        ----------          ----------         ----------
                                                        $2,592,000          $2,624,000         $4,256,000
                                                        ==========          ==========         ==========

       The amount of income taxes attributable to the Canadian subsidiary has not been presented separately as the amount is not material.

       The provisions for income taxes from continuing operations differs from the amounts computed by applying the federal statutory rate due to the following:

                                                                1996               1995             1994
                                                            ----------          ----------       -----------

       Tax provision at the federal
          statutory rate                                    $1,968,000          $1,987,000        $3,618,000
       State income taxes, net of federal
          income tax benefit                                   150,000             183,000           300,000
       Non-cash ESOP compensation                              546,000             563,000           214,000
       Other                                                   (72,000)           (109,000)          124,000
                                                            ----------          ----------        ----------
                                                            $2,592,000          $2,624,000        $4,256,000
                                                            ==========          ==========        ==========

       Temporary differences which create net deferred tax benefits at December 31, 1996 and 1995 are as follows:

                                                                                  1996              1995
                                                                               ----------        -----------
       Canadian net operating loss carryforward                                $  991,000         $        0
       Accrued loss on disposal of discontinued operations                        861,000                  0
       Deferred compensation                                                      821,000            757,000
       Allowance for doubtful accounts                                            146,000            223,000
       Accrued performance compensation                                           330,000            401,000
       Accrued product liability                                                  211,000            248,000
       Accrued worker's compensation                                              214,000            227,000
       Inventory                                                                  368,000            281,000
       Accrued warranty                                                           246,000            232,000
       Depreciation                                                              (745,000)          (188,000)
       Accrued vacation                                                           237,000            220,000
       Accrued medical claims                                                     310,000            256,000
       Other                                                                       64,000             67,000
                                                                               ----------         ----------
                                                                               $4,054,000         $2,724,000
                                                                               ==========         ==========

       The Company has not recorded a valuation allowance for deferred tax benefits as realization is considered more likely than not due to significant income taxes paid by the Company in prior years.

4.    LONG-TERM DEBT

       The Company's long-term debt at December 31, 1996 and 1995 is as follows:


                                                                        1996             1995
                                                                     -----------      -----------
       Bank term loan (ESOP), variable rate, 7.91%
          and 8.11% at December 31, 1996 and 1995,
          respectively, secured by fixed assets of
          the Company                                                $ 7,160,000      $ 8,354,000
       Bank term loan, fixed rate of 6.90%, unsecured                  4,750,000                0
       Capitalized lease obligations, interest rates ranging
          from 5.37% to 7.46% at December 31, 1996
          and 1995, secured by automotive and computer
          equipment                                                       71,000          189,000
       Other                                                              74,000                0
                                                                     -----------      -----------
                                                                      12,055,000        8,543,000
       Less current maturities                                         1,792,000        1,315,000
                                                                     -----------      -----------
                                                                     $10,263,000      $ 7,228,000
                                                                     ===========      ===========

       In connection with the establishment of the ESOP, on January 7, 1993, the Company obtained a bank term loan amounting to $11,934,000 due over a ten-year period at a rate of 79.5% of prime plus 1.35%. Simultaneously, the Company entered into a separate interest rate swap agreement with the bank which carried a notional principal amount of $11,934,000 (which notional amount amortizes corresponding with the loan balance), on which the Company receives payments based on a variable rate (6.56% and 6.76% at December 31, 1996 and 1995 respectively) and makes payments based on a fixed rate of 6.86%. This agreement is designed to fix the interest rate on the debt for seven years at 8.21%. The bank term loan proceeds were loaned by the Company to the ESOP (see Notes 2 and 7), which utilized the funds together with a $54,000 cash contribution from the Company to purchase 3,489,115 shares of common stock from existing stockholders. The terms of the Company loan to the ESOP are substantially similar to the terms under the bank term loan. The Company is obligated to repay the bank term loan in semiannual principal payments of $596,700 each and has pledged the fixed assets of the Company as collateral on the loan. The bank term loan also requires the Company to meet certain defined covenants and ratios (i.e., debt service coverage, working capital, and net worth) common to such agreements, all of which the Company was in compliance with at December 31, 1996.

       During 1996, in connection with the acquisition of the Canadian subsidiary, the Company received a $5,000,000 bank term loan which was utilized to refinance the subsidiary's debt. The bank term loan requires semi-annual principal payments in the amount of $250,000 and matures on March 15, 2003.

       The total debt maturing in each of the next five years at December 31, 1996 is as follows:


                        1997          $ 1,792,000
                        1998            1,711,000
                        1999            1,717,000
                        2000            1,697,000
                        2001            1,693,000
                        Thereafter      3,445,000
                                      -----------
                                      $12,055,000
                                      ===========

5.    BANK LINE OF CREDIT

       At December 31, 1996, the Company maintained an unsecured bank line of credit of up to a maximum of $20,000,000 which is to be utilized to finance inventories and receivables on an interim basis. Interest on the line of credit is payable monthly at a variable rate based on the 30-day London Interbank Offered Rate ("LIBOR") plus 1.25%. The existing line agreement expires on July 31, 1997. There were no amounts outstanding on the line at December 31, 1996 and 1995. The maximum and average amounts of borrowings outstanding under the line of credit were $13,047,000 and $4,966,000, and $13,252,000 and $3,985,000 during 1996 and 1995, respectively. The weighted average interest rates on these borrowings during 1996 and 1995 were 6.7% and 7.8%, respectively.

6.    STOCKHOLDERS' EQUITY

       On July 13, 1995, the Company commenced its Offering of 2,000,000 shares of common stock at an initial price to the public of $9.50 per share. The closing of the transaction was completed on July 18, 1995, at which time the underwriters of the Offering exercised their over-allotment option to purchase an additional 300,000 shares of common stock to be sold to the public at $9.50 per share. The proceeds of the Offering, net of an underwriting discount of $1,530,000 and expenses of $923,000, were $19,397,000.

7.    EMPLOYEE BENEFIT AND COMPENSATION PLANS

      EMPLOYEE AND DIRECTOR STOCK OPTION PLANS

       In 1988, the Company adopted the 1988 Stock Option Plan for certain key management personnel. Options granted under the 1988 plan were issued at a total purchase price determined by the Board of Directors, to be satisfied 50% in cash upon exercise of the options and 50% in previously earned but unpaid compensation accrued. The previously earned but unpaid compensation accrued represents compensation utilized to reduce the cash exercise price of the option at the date of grant. The difference in the total purchase price of the options and the estimated fair value of the shares at the date of grant was not material to the Company's consolidated financial statements. Options granted under the

       1988 plan are exercisable over a ten-year period beginning one year after the date of grant. At December 31, 1996, there were no options available for grant under this plan.

       In 1994, the Company adopted the 1994 Stock Option Plan for certain officers, directors, and key management employees of the Company. Options granted under the 1994 plan were issued at estimated fair value and are exercisable over a ten-year period. Total options issuable under this plan amount to 525,000, of which 159,800, 20,000 and 54,250 were issued in 1996, 1995 and 1994, respectively.

       During 1994, the Company adopted a stock option agreement with a former director and consultant whereby options for 7,000 shares were granted at their estimated fair value. These options are exercisable over a ten-year period.

       During 1996, the Company adopted the 1996 Non-Employee Directors' Stock Option and Deferred Compensation Plan whereby directors may elect to receive stock options in lieu of directors' fees. Further, directors may elect to defer all or any portion of the directors' fees in accordance with the terms of the 1996 plan. Options granted under the 1996 plan were issued at estimated fair value and are exercisable over a ten-year period beginning one year after the date of grant. Total options issuable under this plan amount to 100,000, of which 11,574 were issued in 1996.

       The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's income from continuing operations and income from continuing operations per share would have been reduced to the following pro forma amounts:

                                                                         1996           1995
                                                                     -----------     -----------
         Income from continuing operations:
             As Reported                                              $3,195,000      $3,221,000
             Pro Forma                                                $2,960,000      $3,219,000

         Income from continuing operations per share:
             As Reported                                              $     0.47      $     0.62
             Pro Forma                                                $     0.44      $     0.62

       Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

       Information with respect to stock options is summarized as follows (weighted average purchase price of $3.68 per share at December 31, 1996):


                                                      1996                  1995                  1994
                                               ------------------    ------------------    ------------------
                                               Shares    Wtd Avg     Shares    Wtd Avg     Shares    Wtd Avg
                                               (000)     Ex Price    (000)     Ex Price    (000)     Ex Price
                                               -----     --------    -----     --------    -----     --------
       Outstanding at beginning of year          755       $2.02       741       $1.82       882       $1.53
       Granted                                   171        7.84        20        9.13        61        5.14
       Exercised                                (248)       1.50        (6)       1.50      (202)       1.56
       Forfeited                                  --          --        --          --        --          --
       Expired                                    --          --        --          --        --          --
                                                ----                  ----                  ----
       Outstanding at end of year                678       $3.68       755       $2.02       741       $1.82
                                                ----                  ----                  ----
       Exercisable at end of year                507       $2.26       735       $1.82       680       $1.52
                                                ----                  ----                  ----
       Weighted average fair value of
          options granted                      $3.62                 $4.29
                                                ----                  ----

       The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: risk-free interest rates of 6.03 and 5.71 percent; expected dividend yields of 1.9 and 1.5 percent; expected lives of six years; expected volatility of 48 percent.

       Of the 678,000 options outstanding at December 31, 1996, 426,000 have a range of exercise prices between $1.27 and $1.73 with a weighted average exercise price of $1.53 and a weighted average remaining contractual life of six years. All of these options are exercisable. Of the options outstanding at December 31, 1996, 168,000 have a range of exercise prices between $5.14 and $8.00 with a weighted average exercise price of $6.22 and a weighted average remaining contractual life of nine years. Of these options, 61,250 are exercisable. The remaining 84,000 options outstanding at December 31, 1996 have a range of exercise prices from $9.13 to $9.50 with a weighted average exercise price of $9.76 and a weighted average remaining contractual life of ten years. Of these options, 20,000 are exercisable.

       During 1996, 1995 and 1994, the Company recognized tax benefits related to the exercise of stock options in the amounts of $694,000, $17,000, and $165,000, respectively. The tax benefits were credited to paid-in capital in the respective years.

      EMPLOYEE STOCK OWNERSHIP PLAN

       The Company maintains an ESOP which is available to substantially all employees who meet certain age and service requirements. The Company's Board of Directors serves as the ESOP's Administrative Committee and thereby directs the actions of the trustees of the ESOP, who are executive officers of the Company.

       On January 7, 1993, the ESOP received a loan from the Company in the amount of $11,934,000 under substantially similar terms as the Company's bank term loan discussed in Note 4. The ESOP utilized the funds together with a $54,000 initial cash contribution from the Company to purchase 3,489,115 shares of Company common stock from existing stockholders. The ESOP has pledged the common stock purchased as security on the loan from the Company. The outstanding balance due on the loan, which is reflected as unearned compensation in the accompanying consolidated balance sheets, as of December 31, 1996 and 1995 was $7,080,000 and $8,287,000, respectively. Company contributions are made to the ESOP in such amounts as determined by the Company's Board of Directors; however, the Company's contribution must be sufficient to cover principal and interest on the loan to the ESOP.

       During the years ended December 31, 1996, 1995 and 1994, the Company recognized interest expense related to the ESOP debt of $645,000, $782,000 and $879,000, respectively. Non-cash ESOP compensation expense recognized by the Company during the years ended December 31, 1996, 1995 and 1994, which was based on the average fair value of the shares committed to be released as compensation, amounted to $2,812,000, $2,850,000 and $1,824,000, respectively. Additionally, the fair value of shares released in payment of dividends on allocated shares amounted to $154,000, $277,000 and $33,000 in 1996, 1995 and 1994, respectively.

       The difference in the average fair value and the original cost of shares committed to be released as compensation or dividends on allocated shares, net of income taxes, if applicable, was credited to paid-in capital during the years ended December 31, 1996, 1995 and 1994 and amounted to $1,759,000, $1,867,000 and $624,000, respectively.

      SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN ("SERP")

       The SERP was adopted by the Company to provide retirement benefits for certain key management personnel who are not eligible to participate in the ESOP. Awards under the plan are granted annually to participants in the form of phantom shares of Company common stock equal to the number of shares the participant would have received under the ESOP.

       During 1996, 1995 and 1994, phantom shares of the Company's common stock totaling 12,571, 17,842 and 20,795, respectively, were allocated to participant accounts. Compensation expense equal to the fair value of phantom shares granted is accrued annually together with any change in the fair value of shares previously allocated. Compensation expense in 1996, 1995 and 1994 amounted to ($2,000), $237,000 and $221,000, respectively.

      PROFIT-SHARING PLAN

       The Company maintains a profit-sharing plan covering substantially all employees. Contributions to the plan are at the discretion of the Board of Directors. As a result of the adoption of the ESOP in 1993, no contributions have been made to the plan since 1992.

       As part of the profit-sharing plan, the Company offers a savings and retirement provision under Section 401(k) of the Internal Revenue Code to substantially all of its employees. Under these provisions, employees may contribute up to 8% of their total compensation to the plan. The Company makes matching contributions up to a maximum of 1% of the employee's compensation, as defined, which amounted to $87,000, $88,000 and $91,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

      DEFERRED COMPENSATION PLAN

       The Company maintains a supplemental income plan for 11 current or retired employees. The Plan provides for 120 monthly payments starting at age 65 equal to 40% of the employee's regular compensation, as defined. The Company is accruing the net present value of the estimated benefits from the dates of the agreements to the estimated retirement dates. As a part of this program, the Company purchased life insurance on the participants to utilize in funding these obligations. Deferred compensation expense recognized by the Company in the years ended December 31, 1996, 1995 and 1994 amounted to $371,000, $148,000 and
       $286,000, respectively.

      PERFORMANCE COMPENSATION

       During the years ended December 31, 1995 and 1994, certain incentive compensation was accrued as approved by the Compensation Committee of the Board of Directors based upon the achievement of certain established profit goals. The Company's provision for performance compensation in 1996, 1995 and 1994 amounted to $0, $338,000 and $1,247,000, respectively.

8.    FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

       SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires all businesses to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Based upon their remaining term to maturity and the current interest rate environment, the estimated fair value of the Company's financial instruments at December 31, 1996 approximates their carrying value at that date.

       As of December 31, 1996 and as discussed in Note 4, the Company is a party to an interest rate swap, an off-balance-sheet, derivative financial instrument. The interest rate swap carries a current notional amount of $7,160,000 and is accounted for as a 7-year hedge of the bank term loan originated in 1993. The counter-party to the interest rate swap is the Company's primary bank. The Company believes the credit and liquidity risk of the counter-party failing to meet its obligation is remote as the Company settles its interest position with the bank on a quarterly basis. The amount of gain in the interest rate swap currently deferred is its estimated termination benefit of $10,600 as of December 31, 1996.

9.    COMMITMENTS AND CONTINGENCIES

      LEGAL

       The Company is a party to various legal proceedings, including employment matters, incidental to its business. In the opinion of management, after consultation with legal counsel responsible for these matters, the ultimate liability, if any, with respect to these proceedings is not presently expected to materially affect the financial position or results of operations of the Company; however, the ultimate resolution of these matters, which could occur within one year, could result in losses in excess of current estimates.

      LEASES

       The Company had financing lease obligations for a portion of its manufacturing facilities and its central office building. These obligations were classified as financing leases as they contained bargain purchase options which the Company intends to exercise. Although the Company satisfied the financing lease obligations in a prior year, the bargain purchase options had not been exercised as of December 31, 1996. A summary of the asset balances of the leased facilities follows:

                                                   1996             1995
                                               -----------      -----------

         Class of property:
             Land                              $   192,000      $   192,000
             Buildings and Machinery             2,223,000        2,223,000
                                               -----------      -----------
                                                 2,415,000        2,415,000
             Less accumulated amortization       1,513,000        1,464,000
                                               -----------      -----------
                                               $   902,000      $   951,000
                                               ===========      ===========

       In addition, the Company has various items of machinery and equipment under operating leases that expire during the next one to five years or are on month-to-month rental terms. Rent expense under all operating leases amounted to $463,000, $449,000 and $336,000 in the years ended December 31, 1996, 1995 and 1994, respectively.

       The following is a schedule of future minimum rental payments by year under operating leases having initial or remaining noncancelable lease terms in excess of one year as of December 31, 1996:

                 1997         $272,000
                 1998          189,000
                 1999          155,000
                 2000          137,000
                 2001           33,000
                 Thereafter     83,000
                              --------

                              $869,000
                              ========


10.   BUSINESS COMBINATION

       On February 1, 1996, the Company's newly formed wholly owned Canadian subsidiary, 1166081 Ontario Inc. ("Martin Canada"), acquired all of the capital stock of Hunter Energy and Technologies, Inc. and 1061099 Ontario Inc., a sister company which owned the land and building leased by Hunter Energy and Technologies, Inc. for its manufacturing operation. This transaction was accounted for under the purchase method of accounting. The aggregate purchase price of approximately $1,943,000 included $850,000 in cash, $729,000 in promissory notes payable and $364,000 paid into escrow. Transaction expenses of $160,000 were incurred. The promissory notes bear interest at a rate of 9% per annum and mature during 1997. The purpose of the escrow is to make funds available to meet the seller's indemnification obligations to the Company. The total purchase price exceeded the fair value of net assets acquired by approximately $2,250,000, which amount is recorded as goodwill (included in other non-current assets) to be amortized over 40 years. The consolidated results of operations for the year ended December 31, 1996 reflect the operations of the acquisition beginning February 1, 1996.

       The following unaudited pro forma summary presents the consolidated results of continuing operations of the Company as if the business combination had occurred on January 1, 1995:


                                                                        1996                   1995
                                                                     -----------            -----------

       Net sales from continuing operations                          $90,842,000            $84,811,000
       Income from continuing operations                             $ 2,677,000            $ 1,517,000
       Income from continuing operations per are                     $       .40            $       .29

11.   DISCONTINUED OPERATIONS

       On February 24, 1997, the Company announced that it had elected to discontinue its operations in the metal office furniture segment. The segment's operations have been treated as a discontinued operation for accounting purposes for all years presented. Income from discontinued operations has been reported net of taxes of $37,000, $813,000 and $465,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The Company has established a reserve at December 31, 1996 of $1,430,000, net of taxes of $861,000, for estimated operating losses ($1,436,000-included in other accrued liabilities) through the date of discontinuance (April, 1997), write-downs of inventory ($100,000) and property, plant and equipment ($510,000) to estimated net realizable value, and estimated costs to discontinue these operations ($245,000). While the Company has not determined if it will sell the plant that manufactured the metal office furniture, the Company has reduced the carrying value of such plant to its net realizable value. The operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of operations.

12.   INDUSTRY SEGMENT INFORMATION

       The Company's operations by industry segment are presented below. These segments have been determined based on the type of business and distribution channel utilized.

                                                                         YEAR ENDED DECEMBER 31,
                                                               1996                 1995             1994
                                                           ------------         -----------      -----------
       CONTINUING OPERATIONS:
       Net sales:
           Home heating products                            $76,413,000         $61,618,000      $73,102,000
           Leisure and other products                        13,781,000          14,287,000       12,680,000
                                                            -----------         -----------      -----------
                                                            $90,194,000         $75,905,000      $85,782,000
                                                            ===========         ===========      ===========
       Gross profit:
           Home heating products                            $22,284,000         $18,464,000      $24,131,000
           Leisure and other products                         2,576,000           2,328,000        2,139,000
                                                            -----------         -----------      -----------
                                                            $24,860,000         $20,792,000      $26,270,000
                                                            ===========         ===========      ===========
       Segment contribution:(1)
           Home heating products                            $14,804,000         $12,986,000      $17,914,000
           Leisure and other products                         1,001,000           1,135,000        1,055,000
                                                            -----------         -----------      -----------
                                                            $15,805,000         $14,121,000      $18,969,000
                                                            ===========         ===========      ===========
       Identifiable assets:
           Home heating products                            $31,097,000         $19,681,000      $18,584,000
           Leisure and other products                         4,724,000           4,684,000        4,303,000
                                                            -----------         -----------      -----------
                                                            $35,821,000         $24,365,000      $22,887,000
                                                            ===========         ===========      ===========
       DISCONTINUED OPERATIONS:
       Net sales                                            $16,516,000         $21,420,000      $17,792,000

       Gross profit                                         $ 1,851,000         $ 3,965,000      $ 2,784,000

       Segment contribution(1)                              $    99,000         $ 2,162,000      $ 1,236,000

       Identifiable assets                                  $ 9,346,000(2)      $11,872,000      $10,154,000

       (1) Segment contribution consists of gross profit less selling expenses.
       (2) Represents Property, Plant and Equipment-$1,294,000; Accounts Receivable-$5,019,000; and Inventory-$3,033,000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Martin Industries, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of MARTIN INDUSTRIES, INC. included in this Form 10-K and have issued our report thereon dated February 24, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                             ARTHUR ANDERSEN LLP




Birmingham, Alabama
February 24, 1997

                                                                     SCHEDULE II

                            MARTIN INDUSTRIES, INC.


                       VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996


                                                      CHARGED/
                                        BALANCE AT    (CREDITED)   (DEDUCTIONS)/
                                        BEGINNING   TO COSTS AND   RECOVERIES,   BALANCE AT
                                         OF YEAR      EXPENSES         NET       END OF YEAR
                                        ----------  ------------   ------------  -----------
FOR THE YEAR ENDED DECEMBER 31, 1994:
Allowance for doubtful accounts         $1,356,000    $  60,000      $(141,000)   $1,275,000

FOR THE YEAR ENDED DECEMBER 31, 1995:
Allowance for doubtful accounts         $1,275,000    $(583,000)     $ (98,000)   $  594,000

FOR THE YEAR ENDED DECEMBER 31, 1996:
Allowance for doubtful accounts         $  594,000    $(117,000)     $ (58,000)   $  419,000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  MARTIN INDUSTRIES, INC.

                                        By:/s/ James D. Wilson
                                           -------------------------------------
                                                   James D. Wilson
                                           President and Chief Executive Officer
Date:  March 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

       Signature                    Title                            Date

/s/ JAMES D. WILSON        President, Chief Executive Officer    March 28, 1997
--------------------------
    James D. Wilson        and Director (Principal Executive
                           Officer)

/s/ RODERICK V. SCHLOSSER   Vice President of Finance and        March 28, 1997
--------------------------
    Roderick V. Schlosser           Treasurer
                          (Principal Financial Officer and
                             Principal Accounting Officer)

/s/ JAMES W. TRUITT               Director                       March 28, 1997
--------------------------
    James W. Truitt

/s/ WILLIAM H. MARTIN, III        Director                       March 28, 1997
--------------------------
   William H. Martin, III

/s/ WILLIAM D. BIGGS              Director                       March 28, 1997
--------------------------
    William D. Biggs

/s/ JIM D. CAUDLE, SR.            Director                       March 28, 1997
--------------------------
    Jim D. Caudle, Sr.

/s/ HERBERT J. DICKSON            Director                       March 28, 1997
--------------------------
    Herbert J. Dickson

/s/ BILL G. HUGHEY                Director                       March 28, 1997
--------------------------
    Bill G. Hughey

/s/ CHARLES R. MARTIN             Director                       March 28, 1997
--------------------------
   Charles R. Martin

/s/ LOUIS J. MARTIN, II           Director                       March 28, 1997
--------------------------
    Louis J. Martin, II

                                INDEX TO EXHIBITS

                                                                                Sequential
Exhibit                                                                            Page
Number                          Description of Exhibits                            Number
------                          -----------------------                            ------
*3(a)         Form of Restated Certificate of Incorporation of Martin
              Industries, Inc. which was filed as Exhibit 3(a) to the Company's
              Registration Statement on Form S-1 filed with the Commission on
              March 17, 1995 (Registration No. 33-90432).

*3(b) Bylaws of Martin Industries, Inc. which were filed as Exhibit 3(b) to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 14, 1996 (Commission File No. 0-26228).

*4            Article 4 of the Restated Certificate of Incorporation of Martin
              Industries, Inc. (included in Exhibit 3(a)).

*10(a) Martin Industries, Inc. Employee Stock Ownership Plan, as amended, which was filed as Exhibit 10(a) to the Company's Registration
              Statement on Form S-1 filed with the Commission on March 17, 1995
              (Registration No. 33-90432) and, with respect to Amendment No. 7 thereto, as filed as Exhibit 10(a) to the Company's Quarterly
              Report on Form 10-Q for the 13-week period ended September 30,
              1995 (Commission File No. 0-26228).

*10(b) Martin Industries, Inc. Employee Stock Ownership Trust Agreement between Martin Industries, Inc., Bill G. Hughey, James W. Truitt and James D. Wilson dated November 12, 1992, as amended, which was filed as Exhibit 10(b) to the Company's Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration
              No. 33-90432).

*10(c)        Loan Agreement by and between Martin Industries, Inc. and AmSouth
              Bank N.A. dated January 7, 1993 in the principal amount of $11,934,000, as amended, which was filed as Exhibit 10(c) to the Company Registration Statement on Form S-1 filed with the
              Commission on March 17, 1995 (Registration No. 33-90432).

*10(d)        Term Note by Martin Industries, Inc. in favor of AmSouth Bank,
              N.A. dated January 7, 1993 in the principal amount of $11,934,000 which was filed as Exhibit 10(d) to the Company's Registration
              Statement on Form S-1 filed with the Commission on March 17, 1995
              (Registration No. 33-90432).

*10(e)        Loan and Security Agreement by and between Bill G. Hughey, James
              W. Truitt and James D. Wilson, as trustees of the Martin
              Industries, Inc. Employee Stock Ownership Plan and Related Trust
              (the "ESOP"), and Martin Industries, Inc. dated January 7, 1993 in the principal amount of $11,934,000 which was filed as Exhibit
              10(f) to the Company's Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).

*10(f)        Promissory Note by Bill G. Hughey, James W. Truitt and James D.
              Wilson, as trustees of the ESOP, in favor of Martin Industries, Inc. dated January 7, 1993, in the principal amount of $11,934,000 which was filed as Exhibit 10(g) to the Company's Registration
              Statement on Form S-1 filed with the Commission on March 17, 1995
              (Registration No. 33-90432).


*10(g)        Interest Rate Swap Agreement by and between Martin Industries,
              Inc. and AmSouth Bank, N.A. dated November 3, 1992 which was filed as Exhibit 10(h) to the Company's Registration Statement on Form
              S-1 filed with the Commission on March 17, 1995 (Registration No.
              33-90432).

*10(h) License and Commercial Agreement by and between Astle Corporation and Martin Industries, Inc. dated July 1, 1994 which was filed as
              Exhibit 10(i) to the Company's Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No.
              33-90432).

*10(i) License and Commercial Agreement by and between Astle Corporation and Martin Industries, Inc., dated July 1, 1994 which was filed as
              Exhibit 10(j) to the Company's Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No.
              33-90432).

*10(j)        Acquisition Service Agreement by and between Martin Industries,
              Inc, and Amerimark Capital Group dated September 1, 1994 which was filed as Exhibit 10(k) to the Company's Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration
              No. 33-90432).

*10(k) Martin Industries, Inc. 1988 Nonqualified Stock Option Plan, as amended, which was filed as Exhibit 10(l) to the Company's
              Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).

*10(l)        Executive Supplemental Income Plan Guidelines and Form of
              Supplemental Income Agreement which was filed as Exhibit 10(n) to the Company's Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).

*10(m)        Supplemental Executive Retirement Plan which was filed as Exhibit
              10(o) to the Company's Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).

*10(n) Lease Agreement by and between the Industrial Development Board for the City of Florence and Martin Industries, Inc. dated August
              1, 1978 which was filed as Exhibit 10(p) to the Company's
              Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).

*10(o) Lease Agreement by and between the Industrial Development Board for the City of Athens and Martin Stamping & Stove Company, predecessor corporation to Martin Industries, Inc., dated December
              1, 1964 which was filed as Exhibit 10(q) to the Company's
              Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).

*10(p) Renewal Option Agreement between the Industrial Development Board of the City of Athens and Martin Stamping & Stove Company, predecessor corporation to Martin Industries, Inc., dated December
              1, 1964 which was filed as Exhibit 10(r) to the Company's
              Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).

*10(q) Purchase Option Agreement between the Industrial Development Board of the City of Athens and Martin Stamping & Stove Company, predecessor corporation to Martin Industries, Inc., dated December
              1, 1964 which was filed as Exhibit 10(s) to the Company's
              Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).


*10(r) First Amendment to Loan Agreement and Other Loan Documents by and between Martin Industries, Inc. and AmSouth Bank of Alabama dated as of March 15, 1995 which was filed as Exhibit 10(u) to the Company's Registration Statement on Form S-1 filed with the
              Commission on March 17, 1995 (Registration No. 33-90432).

*10(s)        Modified, Amended and Restated Line of Credit Note by Martin
              Industries, Inc. in favor of AmSouth Bank of Alabama dated as of March 15, 1995 in the principal amount of $20,000,000 which was filed as Exhibit 10(v) to the Company's Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration
              No. 33-90432).

*10(t)        Share Purchase Agreement dated February 1, 1996, by and among the
              Company, 1166081 Ontario Inc., certain shareholders of Hunter
              Energy and Technologies Inc., 1061099 Ontario Inc. and 679401
              Ontario Inc. and all of the shareholders of Airform Fabrics Inc.
              which was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K as filed with the Commission on February 16, 1996
              (Commission File No. 0-26228).

*10(u) Share Purchase Agreement dated as of February 1, 1996, by and among 1166081 Ontario Inc., Iain J. Richmond, Donald A. Hunter,
              Andrew St. Germaine and Donshardan Investments Ltd. which was filed as Exhibit 2.2 to the Company's Current Report on Form 8-K as filed with the Commission on February 16, 1996 (Commission File
              No. 0-26228).

*10(v) Second Amendment to Loan Agreements and Other Loan Documents dated as of March 28, 1996, by and between Martin Industries, Inc. and AmSouth Bank of Alabama which was filed as Exhibit 10(y) to the Company's Annual Report on Form 10-K as filed with the Commission on March 30, 1996 (Commission File No. 0-26228).

*10(w)        Term Note by Martin Industries, Inc. in favor of AmSouth Bank of
              Alabama dated March 28, 1996, in the principal amount of $5,000,000 which was filed as Exhibit 10(z) to the Company's
              Annual Report on Form 10-K as filed with the Commission on March
              30, 1996 (Commission File No. 0-26228).

 10(x) Martin Industries, Inc. 1996 Non-Employee Directors' Stock Option and Deferred Compensation Plan.

 10(y)        Amendment No. 6 to Martin Industries, Inc. 1988 Nonqualified Stock
              Option Plan.

 10(z)        Martin Industries, Inc. Amended and Restated 1994 Nonqualified
              Stock Option Plan.

 11           Statement regarding computation of per share earnings.



21            Subsidiaries of the Company.

23            Consent of Arthur Andersen LLP.

27            Financial Data Schedule (Electronic Submission only).

*  Incorporated by reference.