Form 10-Q
period 1997-03-29
MARTIN INDUSTRIES INC /DE/
filed 1997-05-13
CIK 942143

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                      QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      FOR 13-WEEK PERIOD ENDED MARCH 29, 1997 COMMISSION FILE NO. 0-26228

                            MARTIN INDUSTRIES, INC.
                            -----------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                            63-0133054
-------------------------------                             -------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)


      301 EAST TENNESSEE STREET
           FLORENCE, ALABAMA                                       35630
---------------------------------------                          ----------
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

                           YES   X       NO
                               -----        -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                     8,653,895 SHARES OF COMMON STOCK, $.01
                         PAR VALUE, AS OF May 7, 1997

                            MARTIN INDUSTRIES, INC.

                                     INDEX



                                                                                PAGE
                                                                                ----
PART I                     FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS:

                           CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                             MARCH 29, 1997(UNAUDITED) AND DECEMBER 31, 1996      2

                           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
                             OPERATIONS FOR THE 13-WEEK PERIODS ENDED MARCH
                             29, 1997 AND MARCH 30, 1996                          4

                           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH
                             FLOWS FOR THE 13-WEEK PERIODS ENDED MARCH 29, 1997
                             AND MARCH 30, 1996                                   5

                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                             STATEMENTS                                           6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    9

PART II                    OTHER INFORMATION

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                15

                         PART I FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                           MARTIN INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                    ASSETS


                                                      MARCH 29,      DECEMBER 31,
                                                         1997            1996
                                                     -----------     ------------
                                                             (UNAUDITED)
CURRENT ASSETS:
     CASH AND SHORT-TERM INVESTMENTS                 $12,486,000     $19,326,000
     ACCOUNTS AND NOTES RECEIVABLE, LESS
       ALLOWANCE FOR DOUBTFUL ACCOUNTS OF
       $424,000 AND $419,000, RESPECTIVELY            18,491,000      17,788,000
     INVENTORIES                                      22,779,000      18,346,000
     REFUNDABLE INCOME TAXES                             795,000               0
     DEFERRED TAX BENEFITS                             3,460,000       3,401,000
     PREPAID EXPENSES AND OTHER ASSETS                 1,763,000       1,786,000
                                                     -----------     -----------

         TOTAL CURRENT ASSETS                         59,774,000      60,647,000
                                                     -----------     -----------


PROPERTY, PLANT AND EQUIPMENT, NET                    11,085,000      10,775,000
DEFERRED TAX BENEFITS                                    627,000         653,000
OTHER NONCURRENT ASSETS                                4,457,000       4,269,000
                                                     -----------     -----------

                                                      16,169,000      15,697,000
                                                     -----------     -----------

         TOTAL ASSETS                                $75,943,000     $76,344,000
                                                     ===========     ===========


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONDENSED CONSOLIDATED STATEMENTS.

                           MARTIN INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                       MARCH 29,     DECEMBER 31,
                                                                         1997            1996
                                                                     ------------    ------------
                                                                              (UNAUDITED)
LIABILITIES
     CURRENT LIABILITIES:
              NOTES PAYABLE                                          $  1,793,000    $   742,000
              CURRENT PORTION OF LONG-TERM DEBT                         1,740,000      1,792,000
              ACCOUNTS PAYABLE                                          5,237,000      4,467,000
              ACCRUED INCOME TAXES PAYABLE                                      0        602,000
              ACCRUED LIABILITIES:
                  PAYROLL RELATED                                       3,575,000      3,068,000
                  PRODUCT LIABILITY                                       557,000        560,000
                  WARRANTY                                              1,261,000      1,299,000
                  WORKERS' COMPENSATION                                   626,000        602,000
                  OTHER                                                 2,220,000      2,609,000
                                                                     ------------    -----------

                        TOTAL CURRENT LIABILITIES                      17,009,000     15,741,000
                                                                     ------------    -----------

     LONG-TERM DEBT                                                     9,411,000     10,263,000
     DEFERRED COMPENSATION                                              2,170,000      2,183,000
     OTHER NONCURRENT LIABILITIES                                          98,000        125,000
                                                                     ------------    -----------

                                                                       11,679,000     12,571,000
                                                                     ------------    -----------

                        TOTAL LIABILITIES                              28,688,000     28,312,000
                                                                     ------------    -----------


STOCKHOLDERS' EQUITY
     PREFERRED STOCK $.01 PAR VALUE, 1,000,000
         SHARES AUTHORIZED; NO SHARES ISSUED AND
         OUTSTANDING                                                            0              0
     COMMON STOCK, $.01 PAR VALUE, 20,000,000
         SHARES AUTHORIZED; 9,748,000 SHARES ISSUED                        97,000         97,000
     PAID-IN CAPITAL                                                   26,141,000     25,866,000
     RETAINED EARNINGS                                                 29,914,000     31,035,000
     UNREALIZED GAIN (LOSS) ON FOREIGN CURRENCY TRANSLATION               (50,000)        25,000
                                                                     ------------    -----------

                                                                       56,102,000     57,023,000
     LESS:
         TREASURY STOCK AT COST (1,004,105 AND 1,021,925
            SHARES, RESPECTIVELY)                                       2,065,000      1,911,000
         UNEARNED COMPENSATION - ESOP                                   6,782,000      7,080,000
                                                                     ------------    -----------

                        TOTAL STOCKHOLDERS' EQUITY                     47,255,000     48,032,000
                                                                     ------------    -----------


                        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 75,943,000    $76,344,000
                                                                     ============    ===========


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONDENSED CONSOLIDATED STATEMENTS.

                           MARTIN INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)



                                                                         13-WEEK
                                                                       PERIOD ENDED
                                                               ----------------------------
                                                                 MARCH 29,       MARCH 30,
                                                                   1997            1996
                                                               ------------    ------------
NET SALES                                                      $ 15,905,000    $ 15,395,000

COST OF SALES                                                    13,007,000      12,012,000
                                                               ------------    ------------

         GROSS PROFIT                                             2,898,000       3,383,000
                                                               ------------    ------------

OPERATING EXPENSES:
     SELLING                                                      2,322,000       2,097,000
     GENERAL AND ADMINISTRATIVE                                   1,527,000       1,675,000
     NON-CASH ESOP COMPENSATION EXPENSE                             529,000         758,000
                                                               ------------    ------------
                                                                  4,378,000       4,530,000
                                                               ------------    ------------


         OPERATING LOSS                                          (1,480,000)     (1,147,000)

INTEREST EXPENSE                                                    266,000         246,000

INTEREST INCOME                                                    (238,000)       (230,000)
                                                               ------------    ------------

         LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES     (1,508,000)     (1,163,000)

CREDIT FOR INCOME TAXES                                            (640,000)       (357,000)
                                                               ------------    ------------

         LOSS FROM CONTINUING OPERATIONS                           (868,000)       (806,000)

         INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX                  0         295,000
                                                               ------------    ------------

            NET LOSS                                           $   (868,000)   $   (511,000)
                                                               ============    ============

LOSS FROM CONTINUING OPERATIONS PER SHARE                      $      (0.13)          (0.13)
INCOME FROM DISCONTINUED OPERATIONS PER SHARE                          0.00            0.05
                                                               ------------    ------------

NET LOSS PER SHARE                                             $      (0.13)   $      (0.08)
                                                               ============    ============


WEIGHTED AVERAGE NUMBER OF COMMON AND
     COMMON EQUIVALENT SHARES OUTSTANDING                         6,715,818       6,145,737
                                                               ============    ============

DIVIDENDS DECLARED PER SHARE                                   $      0.038    $      0.036
                                                               ============    ============



             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONDENSED CONSOLIDATED STATEMENTS.

                           MARTIN INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                                 13-WEEK
                                                                               PERIOD ENDED
                                                                        ----------------------------
                                                                         MARCH 29,        MARCH 30,
                                                                           1997             1996
                                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET LOSS                                                           $   (868,000)   $   (511,000)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
         USED IN OPERATING ACTIVITIES:
              DEPRECIATION AND AMORTIZATION                                  449,000         306,000
              GAIN ON SALE OF ASSETS                                         (12,000)              0
              PROVISION FOR DOUBTFUL ACCOUNTS AND NOTES RECEIVABLE             5,000           6,000
              NON-CASH ESOP COMPENSATION EXPENSE                             529,000         758,000
              OTHER CHANGES IN OPERATING ASSETS AND LIABILITIES           (5,937,000)     (5,521,000)
                                                                        ------------    ------------

                  NET CASH USED IN OPERATING ACTIVITIES                   (5,834,000)     (4,962,000)
                                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     CAPITAL EXPENDITURES                                                   (774,000)       (758,000)
     PROCEEDS FROM SALES OF ASSETS                                            23,000           1,000
     PURCHASE OF SUBSIDIARY, NET OF CASH ACQUIRED                                  0      (1,374,000)
                                                                        ------------    ------------

                  NET CASH USED IN INVESTING ACTIVITIES                     (751,000)     (2,131,000)
                                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     NET BORROWINGS ON NOTES PAYABLE                                       1,006,000       3,820,000
     NET REPAYMENTS OF LONG-TERM DEBT                                       (854,000)     (1,350,000)
     PURCHASE OF TREASURY STOCK                                             (250,000)              0
     EXERCISE OF STOCK OPTIONS                                                44,000          80,000
     CASH DIVIDENDS PAID                                                    (202,000)       (180,000)
                                                                        ------------    ------------

                  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (256,000)      2,370,000
                                                                        ------------    ------------

NET DECREASE IN CASH AND SHORT-TERM
     INVESTMENTS                                                          (6,841,000)     (4,723,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        1,000               0

CASH AND SHORT-TERM INVESTMENTS AT THE
     BEGINNING OF THE PERIOD                                              19,326,000      20,439,000
                                                                        ------------    ------------

CASH AND SHORT-TERM INVESTMENTS AT THE
     END OF THE PERIOD                                                  $ 12,486,000    $ 15,716,000
                                                                        ============    ============


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONDENSED CONSOLIDATED STATEMENTS.

                           MARTIN INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1. BASIS OF PRESENTATION

Unaudited Interim Condensed Consolidated Financial Statements

         The accompanying unaudited interim condensed consolidated financial statements of Martin Industries, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. The financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996 included on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 1997.

         In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the information set forth therein. The consolidated results of operations for the periods presented are not necessarily indicative of results for the full year. The Company's business is seasonal and cyclical with the potential for significant fluctuations in quarterly earnings.

Principles of Consolidation and Fiscal Periods

         The unaudited interim condensed consolidated financial statements include the accounts and transactions of the Company and its wholly owned Canadian subsidiary, 1166081 Ontario Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. See Note 2 for discussion of the business combination.

         The Company's fiscal quarters end on the Saturday nearest each calendar quarter-end. The Company utilizes a December 31 fiscal year-end.

2. BUSINESS COMBINATION

         On February 1, 1996, the Company's newly formed, wholly owned Canadian subsidiary, 1166081 Ontario Inc. ("Martin Canada"), acquired all of the capital stock of Hunter Energy and Technologies Inc. and 1061099 Ontario Inc. ("1061099"), a sister company which owned the land and building leased by Hunter Energy and Technologies Inc. for its manufacturing operation. The transaction was accounted for under the purchase method of accounting. The aggregate purchase price of approximately $1,943,000 included $850,000 in cash, $729,000 in promissory notes, and $364,000 paid into escrow. Transaction expenses of $160,000 were incurred. The promissory notes bear interest at a rate of 9% per annum and matured during the first quarter of 1997. The Company has withheld payment on certain of the promissory notes pending resolution of certain issues with the holders of the notes arising out of the purchase transaction. The purpose of the escrow is to make funds available to meet the sellers' indemnification obligations to the Company. The total purchase price exceeded the fair value of the net assets acquired by $2,250,000, which amount is reflected as goodwill (included in other noncurrent assets) to be amortized over 40 years. The consolidated results of operations for the 1996 period reflect the operations of the acquisition for the period from the purchase date, February 1, 1996, through March 30, 1996. Effective January 1, 1997, Hunter Energy and Technologies Inc. and 1061099 were amalgamated to form Hunter Technology Inc. ("HEAT").

3. ESOP ACCOUNTING

         In 1992 the Company established the Employee Stock Ownership Plan ("ESOP") and in January 1993 the Company borrowed $11.9 million from its primary lender (the "bank loan"), which funds were then loaned by the Company to the ESOP (the "ESOP loan") on terms substantially similar to those of the bank loan. The ESOP utilized the ESOP loan proceeds, together with a $54,000 initial cash contribution from the Company, to purchase 3,489,115 shares of the Company's common stock from existing stockholders. The bank loan and ESOP loan are payable in equal semi-annual principal installments over a 10-year period.

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

         Accordingly, if the average market price of the common stock increases, the Company's non-cash ESOP compensation expense will also increase, thereby having a negative impact on the Company's net income (loss) and net income
(loss) per share. Because the Company cannot predict the price at which its shares will trade in the future, it cannot predict the amount of non-cash ESOP compensation expense or the resulting effect on net income (loss) or net income
(loss) per share for future periods.

4. NET LOSS PER SHARE

         Net loss per share has been computed based on the weighted average number of common shares outstanding in each respective period. Shares of stock owned by the ESOP that have been committed to be released to participants have been considered outstanding on a weighted average basis for the purpose of computing net loss per share. Shares of stock owned by the ESOP that have not been committed to be released have not been considered outstanding for such purpose. The computation of the weighted average number of common and common equivalent shares outstanding for the interim periods reported herein is summarized as follows:

                                                                13-Week
                                                              Period Ended
                                                         -----------------------
                                                         March 29,     March 30,
                                                            1997          1996
                                                         ---------     ---------
          Weighted average shares,
              excluding ESOP                             5,303,500     5,036,656

          Weighted average effect
              of ESOP shares committed
              to be released                             1,412,318     1,109,081
                                                         ---------     ---------

          Weighted average number
             of common and common
             equivalent shares outstanding               6,715,818     6,145,737
                                                         =========     =========

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. This Statement establishes standards for computing and presenting earnings per share ("EPS"). This Statement will simplify the standards for computing EPS previously found in APB Opinion No. 15, Earnings per Share, and will make them comparable to international EPS standards. It will replace the presentation of primary EPS with a presentation of basic EPS and will require dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

         This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior-period EPS data presented. The Company will adopt the Statement at fiscal year-end 1997. Had the Company implemented SFAS 128 on January 1, 1996, the pro forma EPS results would have been as follows:

                                                     13-Week Period Ended                  13-Week Period Ended
                                                        March 29, 1997                        March 30, 1996
                                              ----------------------------------    ----------------------------------
                                                           Diluted                                Diluted
                                                          Effect of                              Effect of
                                                           Options                                Options
                                                Basic      Issued       Diluted       Basic       Issued        Diluted
                                              ---------   ---------    ---------    ---------    ---------     ---------
Loss from continuing operations              $ (868,000)     --       $ (868,000)   $ (806,000)     --          $ (806,000)
Shares available to common shareholders       6,715,818      --        6,715,818     6,145,737      --           6,145,737
Loss from continuing operations per share    $    (0.13)     --       $    (0.13)   $    (0.13)     --          $    (0.13)

         Options outstanding of 655,192 and 710,780 as of March 29, 1997 and March 30, 1996, respectively, were not included in the table above as they were anti-dilutive.

5. INVENTORIES

         Substantially all of the Company's inventories are valued at last-in, first-out ("LIFO") cost, which is not in excess of market. An analysis of inventories at March 29, 1997 and December 31, 1996 follows:

                                                                     March 29,      December 31,
                                                                       1997             1996
                                                                    -----------     ------------
                                                                            (Unaudited)
         Inventories valued at first-in, first-out ("FIFO") cost:
           Raw materials and purchased parts                        $10,560,000     $10,570,000
           Work-in-process                                            4,463,000       4,281,000
           Finished goods                                            13,276,000       9,066,000
                                                                    -----------     -----------
                                                                     28,299,000      23,917,000
         Less excess of FIFO over LIFO cost                           5,520,000       5,571,000
                                                                    -----------     -----------
                                                                    $22,779,000     $18,346,000
                                                                    ===========     ===========


6. DISCONTINUED OPERATIONS

         On February 24, 1997, the Company announced that it had elected to discontinue its operations in the metal office furniture segment. For 1996, the segment's operations, net of tax, have been treated as a discontinued operation for accounting purposes. The Company established a reserve at December 31, 1996 of $1,430,000, net of taxes of $861,000. The loss from discontinued operations charged to the reserve in the first quarter of 1997 was $62,000.

         After the close of the first quarter, the Company sold the specialty equipment and trade name as well as disposed of certain obsolete inventory associated with its discontinued metal office furniture division. The disposition of the above assets was not reflected in the first quarter's results, and the effect of such transactions will be deferred until the costs of closing the operation are finalized later in the year.

                      ITEM 2. MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited interim consolidated financial statements of the Company and notes thereto appearing elsewhere in this Form 10-Q. All references to the first quarter of 1997 and the first quarter of 1996 are referring to the 13-week periods ended March 29, 1997 and March 30, 1996, respectively.

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

         Prior to 1997, the Company manufactured products in the metal office furniture segment through its Filex line acquired in 1989. In February of 1997, the Company elected to discontinue its metal office furniture operations. The recent consolidation in the office furniture industry increased competition and margin pressures in the segment to the point of an unacceptable return to the Company. The metal office furniture segment's operations are treated as discontinued in the accompanying consolidated financial statements. See "--Results of Discontinued Metal Office Furniture Operations."

         On February 1, 1996, the Company's newly formed wholly owned Canadian subsidiary, 1166081 Ontario Inc. ("Martin Canada"), acquired all of the capital stock of Hunter Energy and Technologies Inc. and 1061099 Ontario Inc. ("1061099"), a sister company which owned the land and building leased by Hunter Energy and Technologies Inc. for its manufacturing operation. This transaction was accounted for under the purchase method of accounting. The aggregate purchase price of approximately $1,943,000 included $850,000 in cash, $729,000 in promissory notes payable and $364,000 paid into escrow. Transaction expenses of $160,000 were incurred. The consolidated results of operations for the 1996 period reflect the operations of the acquisition for the period from the purchase date, February 1, 1996, through March 30, 1996.

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

                                                                    13-Week
                                                                  Period Ended
                                                              --------------------
                                                              March 29,  March 30,
                                                                1997       1996
                                                              ---------  ---------
         Net sales                                             100.0%      100.0%
         Cost of sales                                          81.8        78.0
                                                               -----       -----

         Gross profit                                           18.2        22.0

         Operating expenses:
           Selling                                              14.6        13.6
           General and administrative                            9.6        10.9
           Non-cash ESOP compensation expense                    3.3         4.9
                                                               -----       -----

         Operating loss                                         (9.3)       (7.4)
         Interest expense, net                                    .2          .1
                                                               -----       -----

         Loss from continuing operations before income taxes    (9.5)       (7.5)
         Credit for income taxes                                (4.0)       (2.3)
                                                               -----       -----

         Loss from continuing operations                        (5.5)%      (5.2)%
                                                               =====       =====


                                                           Segment Information
                                                         -------------------------
                                                                  13-Week
                                                               Period Ended
                                                         -------------------------
                                                         March 29,       March 30,
                                                           1997            1996
                                                         ---------       ---------
                                                              (In Thousands)
         Net sales:
              Home heating products                      $ 10,006        $ 10,574
              Leisure and other products                    5,899           4,821
                                                         --------        --------
                                                         $ 15,905        $ 15,395
                                                         ========        ========

         Gross profit:
              Home heating products                      $  1,573        $  2,511
              Leisure and other products                    1,325             872
                                                         --------        --------
                                                         $  2,898        $  3,383
                                                         ========        ========

         Segment contribution (loss):(1)
              Home heating products                      $   (159)       $    841
              Leisure and other products                      735             445
                                                         --------        --------
                                                         $    576        $  1,286
                                                         ========        ========

         (1) Segment contribution consists of gross profit less selling expenses.

13-WEEK PERIOD ENDED MARCH 29, 1997 COMPARED TO 13-WEEK PERIOD ENDED MARCH 30, 1996

Net Sales

         Net sales in the 13-week period ended March 29, 1997 increased to $15.9 million from $15.4 million in the 13-week period ended March 30, 1996, an increase of $510,000, or 3.3%.

Home Heating Products. Net sales of home heating products decreased to $10.0 million in the first quarter of 1997 from $10.6 million in the first quarter of 1996, a decrease of $568,000, or 5.4%. The decrease in net sales of home heating products was primarily the result of warm weather in certain key markets during the first quarter of 1997 and a delay in the introduction of the Company's 1997 early booking program.

Leisure and Other Products. Net sales of leisure and other products increased $1.1 million, or 22.4%, in the first quarter of 1997 to $5.9 million as compared to $4.8 million in the first quarter of 1996. Net sales of barbecue gas grills increased $771,000 in the first quarter of 1997 as compared to the first quarter of 1996 primarily as a result of new model introductions and publicity from a Broilmaster grill being awarded a "Best Buy" designation by Consumer Digest magazine. Net sales of utility trailer kits increased $357,000 in the first quarter of 1997 as compared to the first quarter of 1996.

Gross Profit

         Gross profit in the first quarter of 1997 was $2.9 million as compared to $3.4 million in the first quarter of 1996, a decrease of $485,000, or 14.3%. Gross margin, defined as gross profit as a percentage of net sales, decreased to 18.2% in the first quarter of 1997 from 22.0% in the first quarter of 1996.

Home Heating Products. Gross profit on net sales of home heating products in the first quarter of 1997 was $1.6 million as compared to $2.5 million in the first quarter of 1996, a decrease of $938,000, or 37.4%. The decrease in net sales for the quarter of 5.4% as discussed above, a shift in sales mix from higher margin gas heating products to lower margin fireplace products, and a significant increase in fixed manufacturing costs in the Company's heating product facilities in anticipation of greater demand for the remainder of 1997 resulted in the overall decrease in gross profit. Gas heating product net sales, excluding HEAT, were 35.2% of home heating product net sales in the first quarter of 1997 as compared to 42.9% in the first quarter of 1996. Net sales of fireplace products, excluding HEAT, were 61.0% of home heating product sales during the first quarter of 1997 compared to 53.7% during the first quarter of 1996. The gross profit on gas heating products and fireplace products, excluding HEAT, during the first quarter of 1997 was 18.3% and 13.8%, respectively.

Leisure and Other Products. Gross profit on net sales of leisure and other products in the first quarter of 1997 was $1,325,000 as compared to $872,000 in the first quarter of 1996, an increase of $453,000, or 51.9%. The increase was primarily the result of the 22.4% increase in net sales discussed above and an increase in the mix of higher margin gas grill sales in the first quarter of 1997.

Selling Expenses

         Selling expenses in the first quarter of 1997 increased to $2.3 million from $2.1 million in the first quarter of 1996, an increase of $225,000, or 10.7%. Primarily, the increase in selling expenses was attributable to a $105,000 increase in promotion expenses in the home heating product segment and a $60,000 increase in new product advertising expenses in the leisure and other products segment.

Segment Contribution

         Total segment contribution, defined as gross profit less selling expenses, decreased to $576,000 in the first quarter of 1997 from $1.3 million in the first quarter of 1996, a decrease of $710,000, or 55.2%. The decrease was primarily the result of the 14.3% decrease in gross profit, the 10.7% increase in selling expenses and other factors discussed above.

General and Administrative Expenses

         General and administrative expenses decreased $148,000, or 8.8%, in the first quarter of 1997 as compared to the first quarter of 1996. The decrease, offset by a $69,000 increase in design and development expenses, resulted mainly from a $187,000 decrease in the Company's Supplemental Executive Retirement Plan ("SERP") expense. The decrease in SERP expense in the first quarter of 1997 was the result of a decrease in the fair value of the Company's common stock from $11.00 per share at March 30, 1996 to $5.75 per share at March 29, 1997.

Non-cash ESOP Compensation Expense

         Non-cash ESOP compensation expense was $529,000 in the first quarter of 1997 as compared to $758,000 in the first quarter of 1996, a decrease of $229,000, or 30.2%. In the first quarter of 1997, 78,572 shares of unallocated ESOP stock were committed to be released as compensation at an average fair value of $6.73 per share as compared to 82,572 shares committed to be released as compensation at an average fair value of $9.18 per share in the first quarter of 1996. See discussion of ESOP accounting in Note 3 to Notes to Condensed Consolidated Financial Statements.

Interest Expense

         Interest expense in the first quarter of 1997 was $266,000 as compared to $246,000 in the first quarter of 1996, an increase of $20,000, or 8.1%. The increase was attributable to an increase of $1.7 million in average outstanding debt. The increase in average outstanding debt was the result of the debt assumed in the acquisition of HEAT on February 1, 1996. As such, the outstanding debt attributable to the acquisition was in place for a portion of the first quarter of 1996. This same debt was in place during the entire first quarter of 1997.

Interest Income

         Interest income in the first quarter of 1997 was $238,000 as compared to $230,000 in the first quarter of 1996, an increase of $8,000, or 3.5%.

Credit for Income Taxes

         The credit for income taxes increased to $640,000 in the first quarter of 1997 from $357,000 in the first quarter of 1996, an increase of $283,000, or 79.3%. The increase was the result of a $345,000 increase in loss from continuing operations before income taxes to $1,508,000 in the first quarter of 1997 from $1,163,000 in the first quarter of 1996. The increase in credit for income taxes was also the result of an increase in the effective tax rate to 42.4% during the first quarter of 1997 compared to 30.7% during the first quarter of 1996. The increase in the tax rate is the result of the non-recognition of a tax benefit on the $265,000 net loss of HEAT during the first quarter of 1996 as realization of the benefit was not assured at the time.

Loss from Continuing Operations and Loss from Continuing Operations Per Share

         The loss from continuing operations in the first quarter of 1997 was $868,000 as compared to $806,000 in the first quarter of 1996. The increase in loss from continuing operations was primarily the result of the factors discussed above.

         Loss from continuing operations per share was $0.13 in the first quarter of 1997 as compared to $0.13 in the first quarter of 1996. The rate of increase in loss from continuing operations of 7.7% combined with the increase in the weighted average number of common and common equivalent shares outstanding of 9.3% resulted in no change in the loss from continuing operations per share. The increase in weighted average shares outstanding was primarily the result of stock options exercised and ESOP shares released to participants.

RESULTS OF DISCONTINUED METAL OFFICE FURNITURE OPERATIONS

         As a result of the Company's decision to discontinue and dispose of the metal office furniture operation, an estimated net loss on disposal of $1.4 million was charged to discontinued operations in the fourth quarter of 1996. The loss includes management's current estimate of the operating losses through final disposal, the write-downs of inventory and property, plant and equipment to net realizable value, and the costs to close the plant. As such, the operations of the metal office furniture segment have been charged against the reserve during the first quarter of 1997. The loss charged to the reserve in the first quarter of 1997 was $62,000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations in the first quarter of the year from internally generated funds and seasonal borrowings under its bank line of credit. The Company's primary capital requirements are for working capital, debt service, capital expenditures and dividends.

         The Company's operations in the 13-week period ended March 29, 1997 used $5.8 million in cash to finance increases in accounts receivable, including extended term ("dating") receivables, and inventories required to supply the Company's peak shipping season which occurs primarily in the third and fourth quarters of each year. The Company's operating cash and bank line of credit were utilized to provide the funds needed for these working capital requirements, capital expenditures, long-term debt repayments and dividends for the period. Historically, the Company's operations for the remainder of the year have provided the funds required to repay the bank line of credit.

         As discussed above, the Company finances temporary working capital requirements under an unsecured bank line of credit with its principal lender. The credit agreement provides a line of $20.0 million for a term expiring July 31, 1997. Interest on the line of credit is payable monthly at a variable rate equivalent to 30-day LIBOR plus 1.25%, which at April 29, 1997 was 6.96875%.

FINANCIAL POSITION

         Cash and short-term investments in the first quarter of 1997 decreased $6.8 million as a result of the factors discussed above. Accounts receivable and inventories in the first quarter increased $708,000 and $4.4 million, respectively. The increase in accounts receivable was the result of the $5.8 million increase in dating receivables primarily offset by a $4.8 million other reduction. In an effort to better control its production schedule in light of the seasonal nature of its home heating product and barbecue gas grill business, the Company utilizes early booking programs under which customers receive favorable dating terms for placing their orders early and permitting the Company to ship the products at "factory convenience."

         The increase in inventories was the result of the Company's general practice of producing gas and solid fuel heaters in the late winter, spring and summer to supply the typical peak shipping season in the last two quarters of the year.

         During the first quarter of 1997, net property, plant and equipment increased $310,000, or 2.9%. The increase was the result of $774,000 in capital expenditures during the quarter offset by depreciation expense.

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

-----------------------------------
 *Incorporated by reference
**Filed with electronic filing only

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

        With the exception of historical information, the matters and statements discussed, made or incorporated by reference in this Quarterly Report on Form 10-Q constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks and uncertainties include, but are not limited to, those associated with general economic cycles; the cyclical nature of the industries in which the Company operates and the factors related thereto, including consumer confidence levels, inflation, employment and income levels, the availability of credit, and factors affecting the housing industry; the potential in the Company's business to experience significant fluctuations in quarterly earnings; the Company's business strategy, including its strategy of pursuing acquisitions and new product development; potential losses from product liability and personal injury lawsuits; the effects of seasonality and weather conditions on the Company's home heating product sales and other sales; fluctuations in quarterly earnings due to ESOP accounting; the effect of existing and new governmental and environmental regulations applicable to the Company; the dependence of the Company on key personnel; the highly competitive nature of each of the industries in which the Company operates; the volatility of the stock price at which outstanding shares of the Company may trade from time to time; and the other risks and uncertainties discussed or indicated in all documents filed by the Company and with the Commission. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the filing of this report.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             MARTIN INDUSTRIES, INC.



    Date:        May 13, 1997                By  /s/ Roderick V. Schlosser
          --------------------------             ---------------------------
                                                 Roderick V. Schlosser,
                                                 Vice President of Finance
                                                     and Treasurer
                                                     (Executed on behalf of
                                                     Registrant and as Principal
                                                     Financial Officer)

                               INDEX TO EXHIBITS


Exhibit
 Number           Description of Exhibits                                               Page No.
-------           -----------------------                                               --------
  *3(a)           Form of Restated Certificate of Incorporation of Martin
                  Industries, Inc. which was filed as Exhibit 3(a) to the
                  Registrant's Registration Statement on Form S-1 filed with the
                  Commission on July 10, 1995 (Registration No. 33-90432).

  *3(b)           Bylaws of Martin Industries, Inc which were filed as Exhibit
                  3(b)to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 14, 1996 (Commission File
                  No. 0-26228).

  *4              Article 4 of the Restated Certificate of Incorporation of
                  Martin Industries, Inc. which was included in Exhibit 3(a) to the Registrant's Registration Statement on Form S-1 filed with the Commission on July 10, 1995 (Registration No. 33-90432).

**27              Financial Data Schedule (for SEC use only).


--------------------------
 *Incorporated by reference
**Filed with electronic filing only