Form 10-Q
period 1997-06-28
MARTIN INDUSTRIES INC /DE/
filed 1997-08-12
CIK 942143

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                     QUARTERLY REPORT PURSUANT TO SECTION
                        13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

FOR 26-WEEK PERIOD ENDED JUNE 28, 1997              COMMISSION FILE NO. 0-26228

                           MARTIN INDUSTRIES, INC.
           ------------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                      63-0133054
       ------------------------------                     -------------------
      (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)


       301 EAST TENNESSEE STREET
            FLORENCE, ALABAMA                                     35630
----------------------------------------                       ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)


                               (205) 767-0330
            ----------------------------------------------------
            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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

                   8,643,895 SHARES OF COMMON STOCK, $.01
                       PAR VALUE, AS OF AUGUST 4, 1997

                           MARTIN INDUSTRIES, INC.

                                    INDEX


                                                                                                       PAGE
                                                                                                       ----


PART I                  FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS:

                        CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                           JUNE 28, 1997 (UNAUDITED)  AND DECEMBER 31, 1996                              2

                        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
                           OPERATIONS FOR THE 26-WEEK PERIODS ENDED
                           JUNE 28, 1997 AND JUNE 29, 1996                                               4

                        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
                           CASH FLOWS FOR THE 26-WEEK PERIODS ENDED
                           JUNE 28, 1997 AND JUNE 29, 1996                                               5

                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                             6

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS                                                            10

PART II                 OTHER INFORMATION

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS                                  18

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                     19

                         PART I FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                           MARTIN INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                    ASSETS


                                                      JUNE 28,    DECEMBER 31,
                                                        1997         1996
                                                    ===========   ===========
                                                           (UNAUDITED)

CURRENT ASSETS:
          CASH AND SHORT-TERM INVESTMENTS           $11,375,000   $19,326,000
          ACCOUNTS AND NOTES RECEIVABLE, LESS
              ALLOWANCE FOR DOUBTFUL ACCOUNTS OF
              $426,000 AND $419,000, RESPECTIVELY    26,967,000    17,788,000
          INVENTORIES                                23,977,000    18,346,000
          REFUNDABLE INCOME TAXES                       919,000             0
          DEFERRED TAX BENEFITS                       2,721,000     3,401,000
          PREPAID EXPENSES AND OTHER ASSETS           1,584,000     1,786,000
                                                    -----------   -----------

                    TOTAL CURRENT ASSETS             67,543,000    60,647,000
                                                    -----------   -----------


PROPERTY, PLANT AND EQUIPMENT, NET                   10,934,000    10,775,000
DEFERRED TAX BENEFITS                                   600,000       653,000
OTHER NONCURRENT ASSETS                               4,456,000     4,269,000
                                                    -----------   -----------

                                                     15,990,000    15,697,000
                                                    -----------   -----------

                    TOTAL ASSETS                    $83,533,000   $76,344,000
                                                    ===========   ===========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED STATEMENTS.

                           MARTIN INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                       JUNE 28,      DECEMBER 31,
                                                                         1997            1996
                                                                     ============    ============
                                                                              (UNAUDITED)

LIABILITIES
     CURRENT LIABILITIES:
              NOTES PAYABLE                                          $ 10,093,000    $    742,000
              CURRENT PORTION OF LONG-TERM DEBT                         1,752,000       1,792,000
              ACCOUNTS PAYABLE                                          5,342,000       4,467,000
              ACCRUED INCOME TAXES PAYABLE                                      0         602,000
              ACCRUED LIABILITIES:
                  PAYROLL RELATED                                       3,192,000       3,068,000
                  PRODUCT LIABILITY                                       556,000         560,000
                  WARRANTY                                              1,236,000       1,299,000
                  WORKERS' COMPENSATION                                   603,000         602,000
                  OTHER                                                 1,437,000       2,609,000
                                                                     ------------    ------------

                        TOTAL CURRENT LIABILITIES                      24,211,000      15,741,000
                                                                     ------------    ------------

     LONG-TERM DEBT                                                     9,452,000      10,263,000
     DEFERRED COMPENSATION                                              2,157,000       2,183,000
     OTHER NONCURRENT LIABILITIES                                          71,000         125,000
                                                                     ------------    ------------

                                                                       11,680,000      12,571,000
                                                                     ------------    ------------

                        TOTAL LIABILITIES                              35,891,000      28,312,000
                                                                     ------------    ------------


STOCKHOLDERS' EQUITY
     PREFERRED STOCK $.01 PAR VALUE, 1,000,000
         SHARES AUTHORIZED; NO SHARES ISSUED AND
         OUTSTANDING                                                            0               0
     COMMON STOCK, $.01 PAR VALUE, 20,000,000
         SHARES AUTHORIZED; 9,748,000 SHARES ISSUED                        97,000          97,000
     PAID-IN CAPITAL                                                   26,326,000      25,866,000
     RETAINED EARNINGS                                                 30,340,000      31,035,000
     UNREALIZED GAIN (LOSS) ON FOREIGN CURRENCY TRANSLATION               (47,000)         25,000
                                                                     ------------    ------------

                                                                       56,716,000      57,023,000
     LESS:
         TREASURY STOCK AT COST (1,104,105 AND 1,021,925
            SHARES, RESPECTIVELY)                                       2,590,000       1,911,000
         UNEARNED COMPENSATION - ESOP                                   6,484,000       7,080,000
                                                                     ------------    ------------

                        TOTAL STOCKHOLDERS' EQUITY                     47,642,000      48,032,000
                                                                     ------------    ------------


                        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 83,533,000    $ 76,344,000
                                                                     ============    ============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED STATEMENTS.

                           MARTIN INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)




                                                                               13-WEEK                         26-WEEK
                                                                            PERIOD ENDED                    PERIOD ENDED
                                                                    ============================    ============================
                                                                       JUNE 28,        JUNE 29,       JUNE 28,        JUNE 29,
                                                                         1997           1996           1997              1996
                                                                    ============    ============    ============    ============

NET SALES                                                           $ 23,503,000    $ 24,099,000    $ 39,408,000    $ 39,494,000

COST OF SALES                                                         17,285,000      17,263,000      30,292,000      29,275,000
                                                                    ------------    ------------    ------------    ------------

         GROSS PROFIT                                                  6,218,000       6,836,000       9,116,000      10,219,000
                                                                    ------------    ------------    ------------    ------------

OPERATING EXPENSES:
     SELLING                                                           2,756,000       2,100,000       5,078,000       4,196,000
     GENERAL AND ADMINISTRATIVE                                        1,634,000       1,747,000       3,161,000       3,422,000
     NON-CASH ESOP COMPENSATION EXPENSE                                  433,000         809,000         962,000       1,567,000
                                                                    ------------    ------------    ------------    ------------
                                                                       4,823,000       4,656,000       9,201,000       9,185,000
                                                                    ------------    ------------    ------------    ------------


     OPERATING INCOME (LOSS)                                           1,395,000       2,180,000         (85,000)      1,034,000

INTEREST EXPENSE                                                         377,000         400,000         643,000         646,000

INTEREST INCOME                                                         (216,000)       (242,000)       (454,000)       (472,000)
                                                                    ------------    ------------    ------------    ------------

     INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES      1,234,000       2,022,000        (274,000)        860,000

PROVISION (CREDIT) FOR INCOME TAXES                                      557,000         918,000         (83,000)        561,000
                                                                    ------------    ------------    ------------    ------------

     INCOME (LOSS) FROM CONTINUING OPERATIONS                            677,000       1,104,000        (191,000)        299,000

     INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX                    0        (132,000)              0         163,000
                                                                    ------------    ------------    ------------    ------------

         NET INCOME (LOSS)                                          $    677,000    $    972,000    $   (191,000)   $    462,000
                                                                    ============    ============    ============    ============

INCOME (LOSS) FROM CONTINUING OPERATIONS PER SHARE                  $       0.10    $       0.16    $      (0.03)   $       0.05
INCOME (LOSS) FROM DISCONTINUED OPERATIONS PER SHARE                        0.00           (0.02)           0.00            0.02
                                                                    ------------    ------------    ------------    ------------

NET INCOME (LOSS) PER SHARE                                         $       0.10    $       0.14    $      (0.03)   $       0.07
                                                                    ============    ============    ============    ============


WEIGHTED AVERAGE NUMBER OF COMMON AND
     COMMON EQUIVALENT SHARES OUTSTANDING                              7,034,389       6,753,029       6,732,806       6,644,273
                                                                    ============    ============    ============    ============

DIVIDENDS DECLARED PER SHARE                                        $      0.038    $      0.036    $      0.076    $      0.072
                                                                    ============    ============    ============    ============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED STATEMENTS.

                           MARTIN INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



                                                                                26-WEEK
                                                                             PERIOD ENDED
                                                                     ============================
                                                                       JUNE 28,        JUNE 29,
                                                                         1997            1996
                                                                     ============    ============
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME (LOSS)                                               $   (191,000)   $    462,000
     ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
         USED IN OPERATING ACTIVITIES:
              DEPRECIATION AND AMORTIZATION                               884,000         670,000
              GAIN ON SALE OF ASSETS                                      (12,000)              0
              PROVISION FOR DOUBTFUL ACCOUNTS AND NOTES RECEIVABLE          7,000          15,000
              NON-CASH ESOP COMPENSATION EXPENSE                          962,000       1,567,000
              OTHER CHANGES IN OPERATING ASSETS AND LIABILITIES       (16,512,000)     (9,218,000)
                                                                     ------------    ------------

                  NET CASH USED IN OPERATING ACTIVITIES               (14,862,000)     (6,504,000)
                                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     CAPITAL EXPENDITURES                                              (1,486,000)     (1,192,000)
     PROCEEDS FROM SALE OF ASSETS                                       1,023,000           1,000
     PURCHASE OF SUBSIDIARY, NET OF CASH ACQUIRED                               0      (1,374,000)
                                                                     ------------    ------------

                  NET CASH USED IN INVESTING ACTIVITIES                  (463,000)     (2,565,000)
                                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     NET BORROWINGS ON NOTES PAYABLE                                    9,308,000       5,644,000
     NET REPAYMENTS OF LONG-TERM DEBT                                    (801,000)     (1,444,000)
     PURCHASE OF TREASURY STOCK                                          (775,000)              0
     EXERCISE OF STOCK OPTIONS                                             44,000         180,000
     CASH DIVIDENDS PAID                                                 (402,000)       (364,000)
                                                                     ------------    ------------

                  NET CASH PROVIDED BY FINANCING ACTIVITIES             7,374,000       4,016,000
                                                                     ------------    ------------

NET DECREASE IN CASH AND SHORT-TERM
     INVESTMENTS                                                       (7,951,000)     (5,053,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         0               0

CASH AND SHORT-TERM INVESTMENTS AT THE
     BEGINNING OF THE PERIOD                                           19,326,000      20,439,000
                                                                     ------------    ------------

CASH AND SHORT-TERM INVESTMENTS AT THE
     END OF THE PERIOD                                               $ 11,375,000    $ 15,386,000
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

2.  BUSINESS COMBINATION

         On February 1, 1996, the Company's newly formed, wholly owned Canadian subsidiary, 1166081 Ontario Inc. ("Martin Canada"), acquired all of the capital stock of Hunter Energy and Technologies Inc. and 1061099 Ontario Inc. ("1061099"), a sister company which owned the land and building leased by Hunter Energy and Technologies Inc. for its manufacturing operation. The transaction was accounted for under the purchase method of accounting. The aggregate purchase price of approximately $1,943,000 included $850,000 in cash, $729,000 in promissory notes, and $364,000 paid into escrow. Transaction expenses of $160,000 were incurred. The promissory notes bear interest at a rate of 9% per annum and matured during the first quarter of 1997. The Company has withheld payment on certain of the promissory notes pending resolution of certain issues with the holders of the notes arising out of the purchase transaction. The purpose of the escrow is to make funds available to meet the sellers' indemnification obligations to the Company. The total purchase price exceeded the fair value of the net assets acquired by $2,250,000, which amount is reflected as goodwill (included in other noncurrent assets) to be amortized over 40 years. The consolidated results of operations for the 1996 period reflect the operations of the acquisition for the period from the purchase date, February 1, 1996, through June 29, 1996. Effective January 1, 1997, Hunter Energy and Technologies Inc. and 1061099 were amalgamated to form Hunter Technology Inc. ("HEAT").

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

         At the time of the origination of the bank loan and the ESOP loan and subsequent purchase by the ESOP of Company shares, the Company recorded the principal amount of the bank loan as long-term debt and recorded unearned compensation for the principal amount of the ESOP loan, which is reflected as a reduction to stockholders' equity on the balance sheet. Pending repayment of the ESOP loan, shares owned by the ESOP are held in a suspense account and are unallocated to participants. Shares of common stock are committed to be released from the suspense account and subsequently allocated to participants' accounts based on the ratio that the annual principal debt repayment of the ESOP loan bears to the original principal balance (347,340 shares of common stock per year). The Company recognizes non-cash compensation expense and credits equity each month in an amount equal to one-twelfth of the number of shares of common stock committed to be released each year, net of shares committed to be released in lieu of cash dividends declared on allocated shares, multiplied by the average fair value of such shares during the period. The average fair value of shares is based on the average market price at which the shares of common stock are traded in the open market during the applicable period.

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

                                                               13-Week                                         26-Week
                                                            Period Ended                                     Period Ended
                                                   -----------------------------                     ---------------------------
                                                    June 28,            June 29,                      June 28,          June 29,
                                                      1997                1996                          1997              1996
                                                   ----------          ---------                     ---------         ---------
     Weighted average shares,
        excluding ESOP and
        stock option effects                        5,252,829          5,169,269                     5,277,070         5,103,931

     Weighted average effect
        of ESOP shares committed
        to be released                              1,499,154          1,195,916                     1,455,736         1,152,498

     Dilutive effect of stock options                 282,406            387,844                           -0-           387,844
                                                   ----------          ---------                     ---------         ---------

     Weighted average number
        of common and common
        equivalent shares outstanding               7,034,389          6,753,029                     6,732,806         6,644,273
                                                   ==========          =========                     =========         =========

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. This Statement establishes standards for computing and presenting earnings per share ("EPS"). This Statement will simplify the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, Earnings per Share, and will make them comparable to international EPS standards. It will replace the presentation of primary EPS with a presentation of basic EPS and will require dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

         This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior-period EPS data presented. The Company will adopt the Statement at fiscal year-end 1997. Had the Company implemented SFAS 128 on January 1, 1996, the pro forma EPS results would have been as follows:



                                                   13-Week Period Ended                    13-Week Period Ended
                                                       June 28, 1997                           June 29, 1996
                                               -----------------------------           -------------------------------
                                                          Diluted                                 Diluted
                                                         Effect of                               Effect of
                                                          Options                                 Options
                                               Basic      Issued     Diluted           Basic       Issued      Diluted
                                               -----      ------     -------           -----       ------      -------

       Income from continuing
           operations                      $  677,000    $677,000  $  677,000       $1,104,000   $1,104,000  $1,104,000
       Shares available to common
           shareholders                     6,751,983     282,406   7,034,389        6,365,185      387,844   6,753,029
       Income from continuing
           operations per share            $     0.10    $      -  $     0.10       $     0.17   $    (0.01) $     0.16

                                                  26-Week Period Ended                       26-Week Period Ended
                                                     June 28, 1997                              June 29, 1996
                                              ------------------------------           ---------------------------------
                                                         Diluted                                   Diluted
                                                        Effect of                                 Effect of
                                                         Options                                   Options
                                              Basic      Issued      Diluted           Basic        Issued       Diluted
                                              -----     ---------    -------           -----      ---------      -------

       Income (loss) from continuing
           operations                      $ (191,000)     --     $ (191,000)       $  299,000     $299,000   $  299,000
       Shares available to common
           shareholders                     6,732,806      --      6,732,806         6,256,429      387,844    6,644,273
       Income (loss) from continuing
           operations per share            $    (0.03)     --     $    (0.03)       $     0.05     $      -   $     0.05

         Options of 380,159 and 201,406 for the 13 - week periods ended June 28, 1997 and June 29, 1996, respectively, were not included in the table above as they were anti-dilutive. Options of 662,565 and 201,406 for the 26-week periods ended June 28, 1997 and June 29, 1996, respectively, were not included in the table above as they were anti-dilutive.

5.  INVENTORIES

         Substantially all of the Company's inventories are valued at last-in, first-out ("LIFO") cost, which is not in excess of market. An analysis of inventories at June 28, 1997 and December 31, 1996 follows:


                                                                               June 28,            December 31,
                                                                                 1997                  1996
                                                                               -------             -----------
                                                                                         (Unaudited)

    Inventories valued at first-in, first-out ("FIFO") cost:
     Raw materials and purchased parts                                       $11,073,000           $10,570,000
      Work-in-process                                                          4,841,000             4,281,000
      Finished goods                                                          13,887,000             9,066,000
                                                                             -----------           -----------
                                                                              29,801,000            23,917,000
    Less excess of FIFO over LIFO cost                                         5,824,000             5,571,000
                                                                             -----------           -----------
                                                                             $23,977,000           $18,346,000
                                                                             ===========           ===========


6.  DISCONTINUED OPERATIONS

         On February 24, 1997, the Company announced that it had elected to discontinue its operations in the metal office furniture segment. For 1996, the segment's operations, net of tax, have been treated as a discontinued operation for accounting purposes. The Company established a reserve at December 31, 1996 of $1,430,000, net of taxes of $861,000. The loss from discontinued operations charged to the reserve during the 26-week period ended June 28, 1997 was $1,006,000.

         During the second quarter, the Company sold the specialty equipment and trade name as well as disposed of certain obsolete inventory associated with its discontinued metal office furniture division. The disposition of the above assets was reflected in the second quarter as an adjustment to the reserve for discontinued operations.

                     ITEM 2. MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited interim condensed consolidated financial statements of the Company and notes thereto appearing elsewhere in this Form 10-Q. All references to the second quarter of 1997 and the second quarter of 1996 are referring to the 13-week periods ended June 28, 1997 and June 29, 1996, respectively. All references to the 1997 year-to-date period and the 1996 year-to-date period are referring to the 26-week periods ended June 28, 1997 and June 29, 1996, respectively.

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

         Prior to 1997, the Company manufactured products in the metal office furniture segment through its Filex line acquired in 1989. In February of 1997, the Company elected to discontinue its metal office furniture operations. The recent consolidation in the office furniture industry increased competition and margin pressures in the segment to the point of an unacceptable return to the Company. The metal office furniture segment's operations are treated as discontinued in the accompanying condensed consolidated financial statements. See "--Results of Discontinued Metal Office Furniture Operations."

         On February 1, 1996, the Company's wholly owned Canadian subsidiary, 1166081 Ontario Inc. ("Martin Canada"), acquired all of the capital stock of Hunter Energy and Technologies Inc. ("HEAT") and 1061099 Ontario Inc. ("1061099"), a sister company which owned the land and building leased by HEAT for its manufacturing operation. This transaction was accounted for under the purchase method of accounting. The aggregate purchase price of approximately $1,943,000 included $850,000 in cash, $729,000 in promissory notes payable and $364,000 paid into escrow. Transaction expenses of $160,000 were incurred. The condensed consolidated results of operations for the 1996 period reflect the operations of the acquired entities for the period from the purchase date, February 1, 1996, through June 29, 1996.

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

                                                                13-Week Period Ended                26-Week Period Ended
                                                               -----------------------             -----------------------
                                                               June 28,       June 29,             June 28,       June 29,
                                                                 1997           1996                 1997           1996
                                                               --------       --------             --------       --------

     Net sales                                                  100.0%         100.0%               100.0%         100.0%
     Cost of sales                                               73.5           71.6                 76.9           74.1
                                                                -----          -----                -----          -----
     Gross profit                                                26.5           28.4                 23.1           25.9

     Operating expenses:
        Selling                                                  11.7            8.7                 12.9           10.6
        General and administrative                                7.0            7.2                  8.0            8.7
        Non-cash ESOP compensation expense                        1.8            3.4                  2.4            4.0
                                                                -----          -----                -----          -----

     Operating income (loss)                                      6.0            9.1                  (.2)           2.6
     Interest expense, net                                         .7             .7                   .5             .4
                                                                -----          -----                -----          -----

     Income (loss) before income taxes                            5.3            8.4                  (.7)           2.2
     Provision (credit) for income taxes                          2.4            3.8                  (.2)           1.4
                                                                -----          -----                -----          -----

        Net income (loss)                                         2.9%           4.6%                 (.5)%           .8%
                                                                =====          =====                =====          =====



                                                                                  Segment Information
                                                              -----------------------------------------------------------
                                                                13-Week Period Ended                26-Week Period Ended
                                                              -----------------------              ----------------------
                                                              June 28,       June 29,              June 28,       June 29,
                                                                1997           1996                  1997           1996
                                                              -------        -------               -------        -------
                                                                                      (In Thousands)
     Net sales:
        Home heating products                                 $17,087        $19,352               $27,093        $29,926
        Leisure and other products                              6,416          4,747                12,315          9,568
                                                              -------        -------               -------        -------
                                                              $23,503        $24,099               $39,408        $39,494
                                                              =======         ======               =======        =======

     Gross profit:
        Home heating products                                 $ 4,632        $ 6,051               $ 6,205          8,562
        Leisure and other products                              1,586            785                 2,911          1,657
                                                              -------        -------               -------        -------
                                                              $ 6,218        $ 6,836               $ 9,116        $10,219
                                                              =======        =======               =======        =======

     Segment contribution(1):
        Home heating products                                 $ 2,814        $ 4,327               $ 2,655        $ 5,168
        Leisure and other products                                648            409                 1,383            855
                                                              -------        -------               -------        -------
                                                              $ 3,462        $ 4,736               $ 4,038        $ 6,023
                                                              =======        =======               =======        =======

(1)  Segment contribution consists of gross profit less selling expenses.

13-WEEK PERIOD ENDED JUNE 28, 1997 COMPARED TO 13-WEEK PERIOD ENDED JUNE 29,
1996

Net Sales

         Net sales in the 13-week period ended June 28, 1997 decreased to $23.5 million from $24.1 million in the 13-week period ended June 29, 1996, a decrease of $596,000, or 2.5%.

Home Heating Products. Net sales of home heating products decreased to $17.1 million in the second quarter of 1997 from $19.4 million in the second quarter of 1996, a decrease of $2.3 million, or 11.7%. The decrease in net sales of home heating products was primarily the result of a delay in the release of the Company's early booking program for gas heating products.

Leisure and Other Products. Net sales of leisure and other products increased $1.7 million, or 35.2%, in the second quarter of 1997 to $6.4 million as compared to $4.7 million in the second quarter of 1996. Net sales of barbecue gas grills increased $1.5 million in the second quarter of 1997 as compared to the second quarter of 1996 primarily as a result of new model introductions and publicity from a Broilmaster grill being awarded a "Best Buy" designation by Consumer Digest magazine.

Gross Profit

         Gross profit in the second quarter of 1997 was $6.2 million as compared to $6.8 million in the second quarter of 1996, a decrease of $618,000, or 9.0%. Gross margin, defined as gross profit as a percentage of net sales, was 26.5% in the second quarter of 1997 as compared to 28.4% in the second quarter of 1996.

Home Heating Products. Gross profit on net sales of home heating products in the second quarter of 1997 was $4.6 million as compared to $6.1 million in the second quarter of 1996, a decrease of $1.5 million, or 23.5%. The decrease in net sales for the quarter of 11.7% was the primary contributor to the decrease. Gross margin was 27.1% in the second quarter of 1997 as compared to 31.3% in the second quarter of 1996 primarily as the result of a higher mix of lower margin fireplace sales.

Leisure and Other Products. Gross profit on net sales of leisure and other products in the second quarter of 1997 was $1.6 million as compared to $785,000 in the second quarter of 1996, an increase of $801,000, or 102.0%. The increase was primarily the result of the 35.2% increase in net sales discussed above. Gross margin was 24.7% in the second quarter of 1997 as compared to 16.5% in the second quarter of 1996 primarily as the result of a higher mix of higher margin barbecue gas grill sales.

Selling Expenses

         Selling expenses in the second quarter of 1997 increased to $2.8 million from $2.1 million in the second quarter of 1996, an increase of $656,000, or 31.2%. The increase in selling expenses was mainly attributable to a $253,000 increase in advertising and promotion expenses in the home heating segment and a $308,000 increase in advertising and promotion expenses in the leisure and other segment. Selling expenses as a percentage of net sales increased to 11.7% in the second quarter of 1997 from 8.7% in the second quarter of 1996 primarily as a result of the 2.5% decrease in net sales together with the increases discussed herein.

Segment Contribution

         Total segment contribution, defined as gross profit less selling expenses, decreased from $4.7 million in the second quarter of 1996 to $3.5 million in the second quarter of 1997, a decrease of $1.2 million, or 26.9%. The decrease was primarily the result of the 9.0% decrease in gross profit, the 31.2% increase in selling expenses and other factors discussed above.

General and Administrative Expenses

         General and administrative expenses decreased $113,000, or 6.5%, in the second quarter of 1997 as compared to the second quarter of 1996. General and administrative expenses as a percentage of net sales were 7.0% in the second quarter of 1997 as compared to 7.2% in the second quarter of 1996.

Non-cash ESOP Compensation Expense

         Non-cash ESOP compensation expense was $433,000 in the second quarter of 1997 as compared to $809,000 in the second quarter of 1996, a decrease of $376,000, or 46.5%. In the second quarter of 1997, 76,860 shares of unallocated ESOP stock were committed to be released as compensation at an average fair value of $5.63 per share, as compared to 82,833 shares committed to be released as compensation at an average fair value of $9.77 per share in the second quarter of 1996. See discussion of ESOP accounting in Note 3 to Notes to Condensed Consolidated Financial Statements.

Interest Expense

         Interest expense in the second quarter of 1997 was $377,000 as compared to $400,000 in the second quarter of 1996, a decrease of $23,000, or 5.8%. The decrease was attributable to the decrease of $1.3 million in average outstanding debt during the second quarter.

Interest Income

         Interest income in the second quarter of 1997 was $216,000 as compared to $242,000 in the second quarter of 1996, a decrease of $26,000, or 10.7%.

Provision for Income Taxes

         The provision for income taxes decreased to $557,000 in the second quarter of 1997 from $918,000 in the second quarter of 1996, a decrease of $361,000, or 39.3%. The decrease was the result of a $788,000 decrease in income before taxes to $1.2 million in the second quarter of 1997 from $2.0 million in the second quarter of 1996, a decrease of 39.0%. The effective tax rate decreased to 45.1% in the second quarter of 1997 from 45.4% in the second quarter of 1996 primarily as a result of the non-recognition of a tax benefit on the $173,000 net loss of HEAT during the second quarter of 1996.

Income from Continuing Operations and Income from Continuing Operations Per
Share

         The income from continuing operations in the second quarter of 1997 was $677,000 as compared to $1,104,000 in the second quarter of 1996. The decrease in income from continuing operations was primarily the result of the factors discussed above.

         Income from continuing operations per share was $0.10 in the second quarter of 1997 as compared to $0.16 in the second quarter of 1996. The decrease of 37.5% was due to the decrease in income from continuing operations of 38.7% combined with the increase in the weighted average number of common and common equivalent shares outstanding of 4.2%. The increase in weighted average shares outstanding was primarily the result of stock options exercised and ESOP shares committed to be released to participants less treasury shares purchased.


26-WEEK PERIOD ENDED JUNE 28, 1997 COMPARED TO 26-WEEK PERIOD ENDED JUNE 29,
1996

Net Sales

         Net sales in the 26-week period ended June 28, 1997 decreased to $39.4 million as compared to $39.5 million in the 26-week period ended June 29, 1996, a decrease of $86,000, or 0.2%.

Home Heating Products. Net sales of home heating products decreased to $27.1 million in the 1997 year-to-date period as compared to $29.9 million in the 1996 year-to-date period, a decrease of $2.8 million, or 9.5%. The decrease in net sales of home heating products was primarily the result of a delay in the release of the Company's early booking program for gas heating products.

Leisure and Other Products. Net sales of leisure and other products increased $2.7 million, or 28.7%, in the 1997 year-to-date period to $12.3 million as compared to $9.6 million in the 1996 year-to-date period. The increase was primarily the result of a $2.4 million, or 44.1%, increase in net sales of barbecue gas grills. Net sales of utility trailer kits increased $368,000, or 9.7%, in the 1997 year-to-date period to $4.2 million as compared to $3.8 million in the 1996 year-to-date period.

Gross Profit

         Gross profit in the 1997 year-to-date period was $9.1 million as compared to $10.2 million in the 1996 year-to-date period, a decrease of $1.1 million, or 10.8%. Gross margin decreased to 23.1% in the 1997 year-to-date period from 25.9% in the 1996 year-to-date period.

Home Heating Products. Gross profit on net sales of home heating products was $6.2 million in the 1997 year-to-date period as compared to $8.6 million in the 1996 year-to-date period, a decrease of $2.4 million, or 27.5%. Gross margin decreased to 22.9% in the 1997 year-to-date period from 28.6% in the 1996 year-to-date period. The decrease in gross margin was caused by the shift in sales mix from higher margin gas heating products to Martin fireplace products. Gas heating product sales, excluding HEAT, were 46.0% of home heating product sales in the 1997 year-to-date period as compared to 52.4% in the 1996 year-to-date period.

Leisure and Other Products. Gross profit on net sales of leisure and other products increased $1.2 million, or 75.7%, in the 1997 year-to-date period to $2.9 million as compared to $1.7 million in the 1996 year-to-date period. The increase was primarily the result of the 28.7% increase in net sales as discussed above. Gross margin increased to 23.6% in the 1997 year-to-date period from 17.3% in the 1996 year-to-date period. The increase was primarily the result of a shift in sales mix from utility trailer kits to higher margin, barbecue gas grills. Barbecue gas grill sales were 64.5% of leisure and other product sales in the 1997 year-to-date period as compared to 57.9% in the 1996 year-to-date period.

Selling Expenses

         Selling expenses in the 1997 year-to-date period were $5.1 million as compared to $4.2 million in the 1996 year-to-date period, an increase of $882,000, or 21.0%. Cooperative advertising expenses and commissions increased $147,000 primarily as a result of the increase in sales within the leisure and other products segment. Advertising and promotion expenses increased $677,000. This increase is spread among both segments. Selling expenses as a percentage of net sales increased to 12.9% in the 1997 year-to-date period from 10.6% in the 1996 year-to-date period.

Segment Contribution

         Total segment contribution decreased to $4.0 million in the 1997 year-to-date period from $6.0 million in the 1996 year-to-date period, a decrease of $2.0 million, or 33.0%. The decrease was primarily the result of the decrease in gross profit together with the increased selling expense discussed above.

General and Administrative Expense

         General and administrative expenses decreased $261,000, or 7.6%, in the 1997 year-to-date period as compared to the 1996 year-to-date period. The decrease was primarily the result of a $93,000 business interruption insurance claim filed by HEAT and a $142,000 decrease in the Company's Supplemental Executive Retirement Plan ("SERP") expense. The claim was filed as a result of a fire at the Company's plant in Canada during 1996. The decrease in SERP expense in the 1997 year-to-date period was the result of a decrease in the fair value of the Company's common stock to $6.00 per share at June 28, 1997 as compared to $9.00 at June 29, 1996.

Non-cash ESOP Compensation Expense

         Non-cash ESOP compensation expense decreased $605,000, or 38.6%, in the 1997 year-to-date period to $962,000, as compared to $1.6 million in the 1996 year-to-date period. In the 1997 year-to-date period, 155,432 shares of unallocated ESOP stock were committed to be released as compensation at an average fair value of $6.19 per share, as compared to 165,405 shares committed to be released as compensation at an average fair value of $9.47 per share in the 1996 year-to-date period.

Interest Expense

         Interest expense decreased $3,000, or 0.5%, in the 1997 year-to-date period to $643,000, as compared to $646,000 in the 1996 year-to-date period.

Interest Income

         Interest income decreased $18,000, or 3.8%, in the 1997 year-to-date period to $454,000, as compared to $472,000 in the 1996 year-to-date period.

Provision (Credit) for Income Taxes

         The provision for income taxes decreased from $561,000 in the 1996 year-to-date period to a credit of $83,000 in the 1997 year-to-date period, a decrease of $644,000, or 114.8%. The decrease was primarily the result of a decrease in income from continuing operations before tax in the 1996 year-to-date period of $860,000 to a loss from continuing operations in the 1997 year-to-date period of $274,000, a decrease of 131.9%. The effective tax rate decreased from 65.2% in the 1996 year-to-date period to 30.3% in the 1997 year-to-date period. The decrease in the effective tax rate was primarily the result of the non-recognition of a tax benefit on the $438,000 net loss of HEAT during the 1996 year-to-date period.

Income (Loss) from Continuing Operations and Income (Loss) from Continuing Operations Per Share

         Loss from continuing operations in the 1997 year-to-date period was $191,000 as compared to income from continuing operations of $299,000 in the 1996 year-to-date period, a decrease of $490,000, or 163.9%. The decrease was primarily the result of the factors discussed above.

         Loss from continuing operations per share was $0.03 in the 1997 year-to-date period as compared to income from continuing operations per share of $0.05 in the 1996 year-to-date period, a decrease of 160.0%.

RESULTS OF DISCONTINUED METAL OFFICE FURNITURE OPERATIONS

         As a result of the Company's decision to discontinue and dispose of the metal office furniture operation, an estimated net loss on disposal of $1.4 million was charged to discontinued operations in the fourth quarter of 1996. The loss included management's estimate of the operating losses through final disposal, the write-downs of inventory and property, plant and equipment to net realizable value, and the costs to close the plant. The results of operations of the metal office furniture segment have been charged against the reserve during the 1997 year-to-date period. The loss charged to the reserve in the 1997 year-to-date period was $1,006,000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations in the first half of the year from internally generated funds and seasonal borrowings under its bank line of credit. The Company's primary capital requirements are for working capital, debt service, capital expenditures and dividends.

         The Company's operations in the 26-week period ended June 28, 1997 used $14.9 million in cash primarily to finance increases in extended term ("dating") receivables and inventories required to supply the Company's peak shipping season which occurs primarily in the third and fourth quarters of each year.
The Company's operating cash and bank line of credit were utilized to provide the funds needed for working capital requirements, capital expenditures, long-term debt repayments and dividends for the period. Historically, the Company's operations for the remainder of the year have provided the funds required to repay the bank line of credit.

         As discussed above, the Company finances temporary working capital requirements under an unsecured bank line of credit with its principal lender. The credit agreement provides a line of $20.0 million. The current line expired July 31, 1997. The Company, operating under the terms of the current line, is in the process of negotiating the renewal of the line and anticipates no significant change in terms. Interest on the line of credit is payable monthly at a variable rate equivalent to 30-day LIBOR plus 1.25%, which at August 1, 1997 was 6.875%.

FINANCIAL POSITION

         Cash and short-term investments in the 1997 year-to-date period decreased $8.0 million as a result of the factors discussed above. Accounts receivable and inventories in the 1997 year-to-date period increased $9.2 million and $5.6 million, respectively. The increase in accounts receivable was primarily the result of the $10.2 million increase in dating receivables. In an effort to better control its production schedule in light of the seasonal nature of its home heating and barbecue gas grill business, the Company utilizes early booking programs under which customers receive favorable dating terms for placing their orders early and permitting the Company to ship the products at "factory convenience."

         The increase in inventories was the result of the Company's general practice of producing gas and solid fuel heaters in the late winter, spring and summer to supply the typical peak shipping season in the last two quarters of the year.

         During the 1997 year-to-date period, net property, plant and equipment increased $159,000, or 1.5%. The increase was the net result of $1.5 million in capital expenditures during the 1997 year-to-date period primarily offset by the disposal of property, plant and equipment with a net book value of $427,000 and depreciation expense of $875,000.

         As previously discussed, the Company utilizes its bank line of credit during the peak production period in the second and third quarters to finance working capital requirements. During the 1997 year-to-date period, the Company utilized $9.3 million of its bank line of credit for this purpose as reflected by the increase in short-term borrowings for the period.

         During the 1997 year-to-date period, other accrued liabilities decreased $1.2 million. The decrease was primarily the result of the loss from discontinued operations of $1.0 million charged to the reserve.

                         PART II - OTHER INFORMATION


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         The Annual Meeting of Stockholders of Martin Industries, Inc. was held on May 16, 1997. At the Annual Meeting, the stockholders elected two members to the board of directors of the Company to serve as a class until the Annual Meeting of Stockholders to be held in 2000. The nominees to the board of directors to serve until the Annual Meeting of Stockholders to be held in 2000 received the following number of votes:

                                   Shares Voted             Shares Voted       Abstentions
                                       FOR                    AGAINST         and Non-Votes
                                   ------------             ------------      -------------

         Bill G. Hughey             7,570,798                 189,552           396,988

         Charles R. Martin          7,559,169                 201,181           396,988


         The stockholders considered a proposal to approve the Martin Industries, Inc. 1996 Non-Employee Directors' Stock Option and Deferred Compensation Plan. The stockholders approved the proposal by the following number of votes:

                                   Shares Voted             Shares Voted       Abstentions
                                       FOR                    AGAINST         and Non-Votes
                                   ------------             ------------      -------------

                                    7,438,305                 159,460           559,573


         At the Annual Meeting, the stockholders also considered the selection of the Company's independent auditors for the fiscal year ending December 31, 1997. The stockholders approved the selection by the board of directors of the accounting firm of Arthur Andersen LLP as independent auditors for the Company for said fiscal year by the following number of votes:

                                   Shares Voted             Shares Voted             Abstentions
                                       FOR                     AGAINST              and Non-Votes
                                   -----------              ------------            -------------

                                    8,104,473                  31,735                   21,130


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

                   3(b) By-laws of Martin Industries, Inc. as amended and
                        restated on May 16, 1997.

                  *4 Article 4 of the Restated Certificate of Incorporation of Martin Industries, Inc. which was included in Exhibit 3(a) to the Registrant's Registration Statement on Form S-1 filed with the Commission on July 10, 1995 (Registration No. 33-90432).

                **27    Financial Data Schedule.


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

                                                MARTIN INDUSTRIES, INC.


         Date:  August 12, 1997                 By  /s/ Roderick V. Schlosser
                                                    -------------------------
                                                    Roderick V. Schlosser
                                                    Vice President of Finance
                                                       and Treasurer
                                                       (Executed on behalf
                                                       of Registrant and
                                                       as Principal
                                                       Financial Officer)

                              INDEX TO EXHIBITS

      Exhibit
       Number               Description of Exhibits                                  Page No.
       ------               -----------------------                                  --------

         *3(a)              Form of Restated Certificate of Incorporation of
                            Martin Industries, Inc. which was filed as Exhibit
                            3(a) to the Registrant's Registration Statement on
                            Form S-1 filed with the Commission on July 10, 1995
                            (Registration No. 33-90432).

          3(b) By-laws of Martin Industries, Inc. as amended and restated on May 16, 1997.

         *4                 Article 4 of the Restated Certificate of
                            Incorporation of Martin Industries, Inc. which was included in Exhibit 3(a) to the Registrant's
                            Registration Statement on Form S-1 filed with the Commission on July 10, 1995 (Registration No.
                            33-90432).

       **27                 Financial Data Schedule.


       -----------------------------------
        *Incorporated by reference
       **Filed with electronic filing only