Form 10-Q
period 1997-09-27
MARTIN INDUSTRIES INC /DE/
filed 1997-11-10
CIK 942143

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                      QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For 39-Week Period Ended September 27, 1997        Commission File No.  0-26228

                            MARTIN INDUSTRIES, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                              63-0133054
      -------------------------------              ------------------
      (State or other jurisdiction of              (I.R.S.  Employer
       incorporation or organization)              Identification No.)


       301 East Tennessee Street
           Florence, Alabama                             35630
---------------------------------------                ----------
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

                    Yes     X                No
                        --------                 ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     8,643,957 shares of Common Stock, $.01
                       par value, as of November 5, 1997

                            MARTIN INDUSTRIES, INC.

                                     INDEX

                                                                          Page
                                                                          ----

PART I  FINANCIAL INFORMATION

    Item 1.  Financial Statements:

               Unaudited Condensed Consolidated Balance Sheets as
                of September 27, 1997  and December 31, 1996                2

               Unaudited Condensed Consolidated Statements of
                Operations for the 13-Week and 39-Week Periods
                Ended September 27, 1997 and September 28, 1996             4

               Unaudited Condensed Consolidated Statements of
                Cash Flows for the 39-Week Periods Ended
                September 27, 1997 and September 28, 1996                   5

               Notes to Condensed Consolidated Financial Statements         6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     10

PART II OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                              18

                          PART I FINANCIAL INFORMATION
                          Item 1. Financial Statements

                             MARTIN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS

                                                   September 27,   December 31,
                                                       1997            1996
                                                   =============   ============
Current assets:
     Cash and short-term investments                $11,092,000     $19,326,000
     Accounts and notes receivable, less
         allowance for doubtful accounts of
         $440,000 and $419,000, respectively         34,320,000      17,788,000
     Inventories                                     26,929,000      18,346,000
     Refundable income taxes                            356,000               0
     Deferred tax benefits                            2,986,000       3,401,000
     Prepaid expenses and other assets                1,374,000       1,786,000
                                                    -----------     -----------

           Total current assets                      77,057,000      60,647,000
                                                    -----------     -----------


Property, plant and equipment, net                   10,822,000      10,775,000
Deferred tax benefits                                   572,000         653,000
Other noncurrent assets                               4,438,000       4,269,000
                                                    -----------     -----------

                                                     15,832,000      15,697,000
                                                    -----------     -----------

           Total assets                             $92,889,000     $76,344,000
                                                    ===========     ===========



  The accompanying notes are an integral part of these condensed consolidated statements.

                             MARTIN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                   September 27,       December 31,
                                                       1997                1996
                                                   =============       ============
LIABILITIES
  Current liabilities:
        Notes payable                               $19,080,000        $   742,000
        Current portion of long-term debt             1,754,000          1,792,000
        Accounts payable                              5,926,000          4,467,000
        Accrued income taxes payable                          0            602,000
        Accrued liabilities:
          Payroll related                             3,154,000          3,068,000
          Product liability                             488,000            560,000
          Warranty                                    1,363,000          1,299,000
          Workers' compensation                         664,000            602,000
          Other                                       1,353,000          2,609,000
                                                    -----------        -----------

             Total current liabilities               33,782,000         15,741,000
                                                    -----------        -----------

  Long-term debt                                      8,610,000         10,263,000
  Deferred compensation                               2,144,000          2,183,000
  Other noncurrent liabilities                           44,000            125,000
                                                    -----------        -----------

                                                     10,798,000         12,571,000
                                                    -----------        -----------

             Total liabilities                       44,580,000         28,312,000
                                                    -----------        -----------


STOCKHOLDERS' EQUITY
  Preferred stock $.01 par value,
    1,000,000 shares authorized; no
    shares issued and outstanding                             0                  0
  Common stock, $.01 par value,
    20,000,000 shares authorized;
    9,748,000 shares issued                              97,000             97,000
  Paid-in capital                                    26,562,000         25,866,000
  Retained earnings                                  30,479,000         31,035,000
  Cumulative foreign currency
    translation adjustment                              (54,000)            25,000
                                                    -----------        -----------

                                                     57,084,000         57,023,000
  Less:
    Treasury stock at cost (1,104,105 and
        1,021,925 shares, respectively)               2,590,000          1,911,000
    Unearned compensation - ESOP                      6,185,000          7,080,000
                                                    -----------        -----------

             Total stockholders' equity              48,309,000         48,032,000
                                                    -----------        -----------


             Total liabilities and
             stockholders' equity                   $92,889,000        $76,344,000
                                                    ===========        ===========


  The accompanying notes are an integral part of these condensed consolidated statements.

                             MARTIN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  13-Week                            39-Week
                                                Period Ended                       Period Ended
                                         =============================    ===============================
                                         September 27,   September 28,    September 27,     September 28,
                                            1997             1996              1997              1996
                                         =============   =============    =============     =============
NET SALES                                $ 23,850,000     $ 22,485,000     $ 63,258,000     $ 61,979,000

COST OF SALES                              17,810,000       16,788,000       48,102,000       46,063,000
                                         ------------     ------------     ------------     ------------

   Gross profit                             6,040,000        5,697,000       15,156,000       15,916,000
                                         ------------     ------------     ------------     ------------

OPERATING EXPENSES:
 Selling                                    2,555,000        2,282,000        7,633,000        6,479,000
 General and administrative                 1,573,000        1,663,000        4,734,000        5,084,000
 Non-cash ESOP compensation expense           483,000          646,000        1,445,000        2,213,000
                                         ------------     ------------     ------------     ------------
                                            4,611,000        4,591,000       13,812,000       13,776,000
                                         ------------     ------------     ------------     ------------


 Operating income                           1,429,000        1,106,000        1,344,000        2,140,000

INTEREST EXPENSE                              501,000          445,000        1,144,000        1,091,000

INTEREST INCOME                              (219,000)        (234,000)        (673,000)        (705,000)
                                         ------------     ------------     ------------     ------------

 Income from continuing operations
  before income taxes                       1,147,000          895,000          873,000        1,754,000

PROVISION FOR INCOME TAXES                    492,000          399,000          409,000          959,000
                                         ------------     ------------     ------------     ------------

 Income from continuing operations            655,000          496,000          464,000          795,000

 Income (loss) from discontinued
  operations, net of tax                     (253,000)        (116,000)        (253,000)          47,000
                                         ------------     ------------     ------------     ------------

   Net income                            $    402,000     $    380,000     $    211,000     $    842,000
                                         ============     ============     ============     ============

INCOME FROM CONTINUING OPERATIONS
 PER SHARE                               $       0.09     $       0.07     $       0.07     $       0.12
INCOME (LOSS) FROM DISCONTINUED
 OPERATIONS PER SHARE                           (0.03)           (0.01)           (0.04)            0.01
                                         ------------     ------------     ------------     ------------

NET INCOME PER SHARE                     $       0.06     $       0.06     $       0.03     $       0.13
                                         ============     ============     ============     ============


WEIGHTED AVERAGE NUMBER OF COMMON AND

 COMMON EQUIVALENT SHARES OUTSTANDING       7,082,734        6,882,452        7,037,593        6,706,274
                                         ============     ============     ============     ============

DIVIDENDS DECLARED PER SHARE             $      0.040     $      0.038     $      0.116     $      0.110
                                         ============     ============     ============     ============



  The accompanying notes are an integral part of these condensed consolidated statements.

                           MARTIN INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                          39-Week
                                                                       Period Ended
                                                               ==============================
                                                               September 27,    September 28,
                                                                   1997             1996
                                                               =============    =============
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $    211,000     $    842,000
  Adjustments to reconcile net income to net cash
    used in operating activities:
       Depreciation and amortization                              1,301,000        1,090,000
       Gain on sale of assets                                       (12,000)               0
       Provision for doubtful accounts and notes receivable          21,000           23,000
       Non-cash ESOP compensation expense                         1,445,000        2,213,000
       Other changes in operating assets and liabilities        (25,758,000)     (17,805,000)
                                                               ------------     ------------

         Net cash used in operating activities                  (22,792,000)     (13,637,000)
                                                               ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                           (1,803,000)      (2,047,000)
  Proceeds from sale of assets                                    1,023,000            1,000
  Purchase of subsidiary, net of cash acquired                            0       (1,374,000)
                                                               ------------     ------------

         Net cash used in investing activities                     (780,000)      (3,420,000)
                                                               ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on notes payable                                18,346,000       11,824,000
  Net repayments of long-term debt                               (1,689,000)      (1,427,000)
  Purchase of treasury stock                                       (775,000)               0
  Exercise of stock options                                          44,000          180,000
  Cash dividends paid                                              (613,000)        (564,000)
                                                               ------------     ------------

         Net cash provided by financing activities               15,313,000       10,013,000
                                                               ------------     ------------

NET DECREASE IN CASH AND SHORT-TERM
  INVESTMENTS                                                    (8,259,000)      (7,044,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              25,000                0

CASH AND SHORT-TERM INVESTMENTS AT THE
  BEGINNING OF THE PERIOD                                        19,326,000       20,439,000
                                                               ------------     ------------

CASH AND SHORT-TERM INVESTMENTS AT THE
  END OF THE PERIOD                                            $ 11,092,000     $ 13,395,000
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

2.  BUSINESS COMBINATION

         On February 1, 1996, the Company's newly formed, wholly owned Canadian subsidiary, 1166081 Ontario Inc. ("Martin Canada"), acquired all of the capital stock of Hunter Energy and Technologies Inc. and 1061099 Ontario Inc. ("1061099"), a sister company which owned the land and building leased by Hunter Energy and Technologies Inc. for its manufacturing operation. The transaction was accounted for under the purchase method of accounting. The aggregate purchase price of approximately $1,943,000 included $850,000 in cash, $729,000 in promissory notes, and $364,000 paid into escrow. Transaction expenses of $160,000 were incurred. The promissory notes bear interest at a rate of 9% per annum and matured during the first quarter of 1997. The Company has withheld payment on certain of the promissory notes pending resolution of certain issues with the holders of the notes arising out of the purchase transaction. The purpose of the escrow is to make funds available to meet the sellers' indemnification obligations to the Company. The Company has claimed the entire amount in escrow and instituted litigation to recover these amounts and additional amounts from certain sellers in the purchase transaction, and certain of the sellers have sued to enforce collection of their notes. The outcome of these matters is uncertain at this time. The total purchase price exceeded the fair value of the net assets acquired by $2,250,000, which amount is reflected as goodwill (included in other noncurrent assets) to be amortized over 40 years. The consolidated results of operations for the 1996 period reflect the operations of the acquisition for the period from the purchase date, February 1, 1996, through September 28, 1996. Effective January 1, 1997, Hunter Energy and Technologies Inc. and 1061099 were amalgamated to form Hunter Technology Inc. ("HEAT").

3.  COMMITMENTS AND CONTINGENCIES

         The Company has experienced production and design problems with certain HEAT products. These problems, in some cases, caused the production to be suspended and, therefore, sales were also suspended. Corrections have been implemented, and all but one of the affected products are back in production. The Company, however, could incur additional costs to make further corrections on products shipped prior to the production suspension. Management is in the process of addressing and evaluating this exposure. At present, the amount of possible exposure is estimated to be in a range of $-0- to $1.5 million.

4.  NET INCOME PER SHARE

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

                                                 13-Week                          39-Week
                                              Period Ended                     Period Ended
                                      -----------------------------     -----------------------------
                                      September 27,   September 28,     September 27,   September 28,
                                          1997             1996             1997            1996
                                      -------------   -------------     -------------   -------------
Weighted average shares,
  excluding ESOP and
  stock option effects                  5,214,178        5,238,193        5,255,871        5,148,850

Weighted average effect
  of ESOP shares committed
  to be released                        1,585,989        1,282,751        1,499,155        1,195,916

Dilutive effect of stock options          282,567          361,508          282,567          361,508
                                        ---------        ---------        ---------        ---------

Weighted average number
  of common and common
  equivalent shares outstanding         7,082,734        6,882,452        7,037,593        6,706,274
                                        =========        =========        =========        =========

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

         This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior-period EPS data presented. The Company will adopt the Statement at fiscal year-end 1997. Had the Company implemented SFAS 128 on January 1, 1996, the pro forma EPS results would have been as follows:

                                           13-Week Period Ended                           13-Week Period Ended
                                            September 27, 1997                             September 28, 1996
                               --------------------------------------------      --------------------------------------------
                                                  Diluted                                         Diluted
                                                 Effect of                                       Effect of
                                                  Options                                         Options
                                   Basic          Issued          Diluted           Basic          Issued            Diluted
                                   -----          ------          -------           -----          ------            -------
Income from continuing
  operations                    $  655,000      $  655,000       $  655,000      $  496,000      $  496,000       $  496,000
Shares available to common
  shareholders                   6,800,167         282,567        7,082,734       6,520,944         361,508        6,882,452
Income from continuing
  operations per share          $     0.10      $    (0.01)      $     0.09      $     0.08      $    (0.01)      $     0.07

                                           39-Week Period Ended                           39-Week Period Ended
                                            September 27, 1997                             September 28, 1996
                               --------------------------------------------      --------------------------------------------
                                                  Diluted                                         Diluted
                                                 Effect of                                       Effect of
                                                  Options                                         Options
                                   Basic          Issued          Diluted           Basic          Issued            Diluted
                                   -----          ------          -------           -----          ------            -------

Income from continuing
  operations                    $  464,000      $  464,000       $  464,000      $  795,000      $  795,000       $  795,000
Shares available to common
  shareholders                   6,755,026         282,567        7,037,593       6,344,766         361,508        6,706,274
Income from continuing
  operations per share          $     0.07              --       $     0.07      $     0.13      $    (0.01)      $     0.12

         Options of 396,050 for the 13-week and 39-week periods ended September 27, 1997 and 234,242 for the 13-week and 39-week periods ended September 28, 1996 were not included in the table above as they were anti-dilutive.

5.  INVENTORIES

         Substantially all of the Company's inventories are valued at last-in, first-out ("LIFO") cost, which is not in excess of market. An analysis of inventories at September 27, 1997 and December 31, 1996 follows:

                                       September 27,     December 31,
                                           1997              1996
                                       -------------     -------------
                                                 (Unaudited)
Inventories valued at first-in,
 first-out ("FIFO") cost:
  Raw materials and purchased parts      $12,631,000      $10,570,000
  Work-in-process                          5,543,000        4,281,000
  Finished goods                          14,582,000        9,066,000
                                         -----------      -----------
                                          32,756,000       23,917,000
Less excess of FIFO over LIFO cost         5,827,000        5,571,000
                                         -----------      -----------
                                         $26,929,000      $18,346,000
                                         ===========      ===========

6.  DISCONTINUED OPERATIONS

         On February 24, 1997, the Company announced that it had elected to discontinue its operations in the metal office furniture segment. For 1996 and 1997, the segment's operations, net of tax, have been treated as discontinued operations for accounting purposes. The Company established a reserve at December 31, 1996 of $1,430,000, net of taxes of $861,000. As of September 27, 1997, the reserve has been reduced to a zero balance. Further, the actual loss from discontinued operations, net of tax, during the 13-week and 39-week periods ended September 27, 1997, has exceeded the original estimated reserve by $253,000, which is reflected as a loss from discontinued operations in the Condensed Consolidated Statements of Operations for the respective periods.

                       ITEM 2. MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited interim condensed consolidated financial statements of the Company and notes thereto appearing elsewhere in this Form 10-Q. All references to the third quarter of 1997 and the third quarter of 1996 are referring to the 13-week periods ended September 27, 1997 and September 28, 1996, respectively. All references to the 1997 year-to-date period and the 1996 year-to-date period are referring to the 39-week periods ended September 27, 1997 and September 28, 1996, respectively.

         The Company manufactures products in two industry segments: home heating products and leisure and other products such as do-it-yourself utility trailer kits and gas barbecue grills. Each of the industry segments in which the Company operates is cyclical in nature, with sales being affected by general economic cycles, consumer confidence levels, inflation, employment and income levels and the availability of credit generally. The Company's fireplace business, which is included in the home heating products segment, is also influenced by factors affecting the housing industry, such as housing demand, the availability of financing and the level and stability of interest rates.

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

         On February 1, 1996, the Company's wholly owned Canadian subsidiary, 1166081 Ontario Inc. ("Martin Canada"), acquired all of the capital stock of Hunter Energy and Technologies Inc. ("HEAT") and 1061099 Ontario Inc. ("1061099"), a sister company which owned the land and building leased by HEAT for its manufacturing operation. This transaction was accounted for under the purchase method of accounting. The aggregate purchase price of approximately $1,943,000 included $850,000 in cash, $729,000 in promissory notes payable and $364,000 paid into escrow. Transaction expenses of $160,000 were incurred. The promissory notes bear interest at a rate of 9% per annum and matured during the first quarter of 1997. The Company has withheld payment on certain of the promissory notes pending resolution of certain issues with the holders of the notes arising out of the purchase transaction. The purpose of the escrow is to make funds available to meet the sellers' indemnification obligations to the Company. The Company has claimed the entire amount in escrow and instituted litigation to recover these amounts and additional amounts from certain sellers in the purchase transaction, and certain of the sellers have sued to enforce collection of their notes. The outcome of these matters is uncertain at this time. The condensed consolidated results of operations for the 1996 period reflect the operations of the acquired entities for the period from the purchase date, February 1, 1996, through September 28, 1996.

RESULTS OF CONTINUING OPERATIONS

         The following tables set forth, for the periods indicated, information derived from the Company's financial statements expressed as a percentage of net sales together with industry segment information.

                                                      13-Week Period Ended               39-Week Period Ended
                                                    ------------------------           ------------------------
                                                    Sept. 27,      Sept. 28,           Sept. 27,      Sept. 28,
                                                      1997           1996                 1997          1996
                                                      ----           ----                 ----          ----
     Net sales                                       100.0%         100.0%               100.0%         100.0%
     Cost of sales                                    74.7           74.7                 76.0           74.3
                                                     -----          -----                -----          -----

     Gross profit                                     25.3           25.3                 24.0           25.7

     Operating expenses:
        Selling                                       10.7           10.1                 12.1           10.5
        General and administrative                     6.6            7.4                  7.5            8.2
        Non-cash ESOP compensation expense             2.0            2.9                  2.3            3.6
                                                     -----          -----                -----          -----

     Operating income                                  6.0            4.9                  2.1            3.4
     Interest expense, net                             1.2             .9                   .7             .6
                                                     -----          -----                -----          -----

     Income before income taxes                        4.8            4.0                  1.4            2.8
     Provision for income taxes                        2.1            1.8                   .7            1.5
                                                     -----          -----                -----          -----

        Income from continuing operations              2.7%           2.2%                  .7%           1.3%
                                                     =====          =====                =====          =====


                                                                     Segment Information
                                                 ------------------------------------------------------------
                                                   13-Week Period Ended                39-Week Period Ended
                                                 ------------------------            ------------------------
                                                 Sept. 27,      Sept. 28,            Sept. 27,      Sept. 28,
                                                   1997           1996                  1997           1996
                                                   ----           ----                  ----           ----
                                                                          (In Thousands)
     Net sales:
        Home heating products                     $21,461        $20,937               $48,554        $50,863
        Leisure and other products                  2,389          1,548                14,704         11,116
                                                  -------        -------               -------        -------
                                                  $23,850        $22,485               $63,258        $61,979
                                                  =======        =======               =======        =======

     Gross profit:
        Home heating products                     $ 5,655        $ 5,579               $11,860        $14,141
        Leisure and other products                    385            118                 3,296          1,775
                                                  -------        -------               -------        -------
                                                  $ 6,040        $ 5,697               $15,156        $15,916
                                                  =======        =======               =======        =======

     Segment contribution (loss)(1):
        Home heating products                     $ 3,624        $ 3,680               $ 6,279        $ 8,847
        Leisure and other products                   (139)          (265)                1,244            590
                                                  -------        -------               -------        -------
                                                  $ 3,485        $ 3,415               $ 7,523        $ 9,437
                                                  =======        =======               =======        =======


(1) Segment contribution (loss) consists of gross profit less selling expenses.

13-WEEK PERIOD ENDED SEPTEMBER 27, 1997 COMPARED TO 13-WEEK PERIOD ENDED SEPTEMBER 28, 1996

Net Sales

         Net sales in the 13-week period ended September 27, 1997 increased to $23.9 million from $22.5 million in the 13-week period ended September 28, 1996, an increase of $1.4 million, or 6.1%.

Home Heating Products. Net sales of home heating products increased to $21.5 million in the third quarter of 1997 from $20.9 million in the third quarter of 1996, an increase of $524,000, or 2.5%. The increase in net sales was less than might have been expected due to a decrease in the order rate for the Company's gas heater products and production and design problems experienced with certain HEAT products. These problems, in some cases, caused the production to be suspended and, therefore, sales were also suspended. Corrections have been implemented, and all but one of the affected products are back in production. The Company, however, could incur additional costs to make further corrections on products shipped prior to the production suspension. Management is in process of addressing and evaluating this exposure.

Leisure and Other Products. Net sales of leisure and other products increased $841,000, or 54.3%, in the third quarter of 1997 to $2.4 million as compared to $1.5 million in the third quarter of 1996. The increase in this segment is the result of the continued acceptance of new products introduced in the Broilmaster grills line and improved distribution of the NuWay trailer.

Gross Profit

         Gross profit in the third quarter of 1997 was $6.0 million as compared to $5.7 million in the third quarter of 1996, an increase of $343,000, or 6.0%. Gross margin, defined as gross profit as a percentage of net sales, was 25.3% in the third quarter of 1997 as compared to 25.3% in the third quarter of 1996.

Home Heating Products. Gross profit on net sales of home heating products in the third quarter of 1997 was $5.7 million as compared to $5.6 million in the third quarter of 1996, an increase of $76,000, or 1.4%. The increase in net sales for the quarter of 2.5% was the primary contributor to the increase. Gross margin was 26.4% in the third quarter of 1997 as compared to 26.6% in the third quarter of 1996.

Leisure and Other Products. Gross profit on net sales of leisure and other products in the third quarter of 1997 was $385,000 as compared to $118,000 in the third quarter of 1996, an increase of $267,000, or 226.3%. The increase was primarily the result of the 54.3% increase in net sales discussed above. Gross margin was 16.1% in the third quarter of 1997 as compared to 7.6% in the third quarter of 1996 primarily as the result of a greater mix of higher margin barbecue gas grill sales.

Selling Expenses

         Selling expenses in the third quarter of 1997 increased to $2.6 million from $2.3 million in the third quarter of 1996, an increase of $273,000, or 12.0%. The increase in selling expenses was mainly attributable to a $126,000 increase in advertising and promotion expenses in the home heating segment and a $70,000 increase in advertising and promotion expenses in the leisure and other segment. Selling expenses as a percentage of net sales increased to 10.7% in the third quarter of 1997 from 10.1% in the third quarter of 1996.

Segment Contribution

         Total segment contribution, defined as gross profit less selling expenses, increased to $3.5 million in the third quarter of 1997 from $3.4 million in the third quarter of 1997, an increase of $70,000, or 2.0%. The increase was primarily the result of the 6.0% increase in gross profit, net of the increase in selling expenses.

General and Administrative Expenses

         General and administrative expenses decreased $90,000, or 5.4%, in the third quarter of 1997 as compared to the third quarter of 1996. General and administrative expenses as a percentage of net sales were 6.6% in the third quarter of 1997 as compared to 7.4% in the third quarter of 1996.

Non-cash ESOP Compensation Expense

         Non-cash ESOP compensation expense was $483,000 in the third quarter of 1997 as compared to $646,000 in the third quarter of 1996, a decrease of $163,000, or 25.2%. In the third quarter of 1997, 78,175 shares of unallocated ESOP stock were committed to be released as compensation at an average fair value of $6.18 per share, as compared to 81,692 shares committed to be released as compensation at an average fair value of $7.91 per share in the third quarter of 1996.

Interest Expense

         Interest expense in the third quarter of 1997 was $501,000 as compared to $445,000 in the third quarter of 1996, an increase of $56,000, or 12.6%. The increase was attributable to the increase of $2.9 million in average outstanding debt during the third quarter.

Interest Income

         Interest income in the third quarter of 1997 was $219,000 as compared to $234,000 in the third quarter of 1996, a decrease of $15,000, or 6.4%.

Provision for Income Taxes

         The provision for income taxes increased to $492,000 in the third quarter of 1997 from $399,000 in the third quarter of 1996, an increase of $93,000, or 23.3%. The increase was the result of a $252,000 increase in income before taxes to $1.1 million in the third quarter of 1997 from $895,000 in the third quarter of 1996, an increase of 28.2%. The effective tax rate decreased to 42.9% in the third quarter of 1997 from 44.6% in the third quarter of 1996 primarily as a result of the decrease in the non-deductible portion of the non-cash ESOP compensation expense.

Income from Continuing Operations and Income from Continuing Operations Per
Share

         The income from continuing operations in the third quarter of 1997 was $655,000 as compared to $496,000 in the third quarter of 1996. The increase in income from continuing operations was primarily the result of the factors discussed above.

         Income from continuing operations per share was $0.09 in the third quarter of 1997 as compared to $0.07 in the third quarter of 1996. The increase of 28.6% was due to the increase in income from continuing operations of 32.1% combined with the increase in the weighted average number of common and common equivalent shares outstanding of 2.9%. The increase in weighted average shares outstanding was primarily the result of stock options exercised and ESOP shares committed to be released to participants less treasury shares purchased.

39-WEEK PERIOD ENDED SEPTEMBER 27, 1997 COMPARED TO 39-WEEK PERIOD ENDED SEPTEMBER 28, 1996

Net Sales

         Net sales in the 39-week period ended September 27, 1997 increased to $63.3 million as compared to $62.0 million in the 39-week period ended September 28, 1996, an increase of $1.3 million, or 2.1%.

Home Heating Products. Net sales of home heating products decreased to $48.6 million in the 1997 year-to-date period as compared to $50.9 million in the 1996 year-to-date period, a decrease of $2.3 million, or 4.5%. The decrease in net sales of home heating products was primarily the result of the decrease in the order rate for the Company's gas heater products combined the with production and design problems with certain HEAT products as discussed above in the discussion of net sales for the 13-week period ended September 27, 1997.

Leisure and Other Products. Net sales of leisure and other products increased $3.6 million, or 32.3%, in the 1997 year-to-date period to $14.7 million as compared to $11.1 million in the 1996 year-to-date period. The increase was primarily the result of a $2.8 million, or 47.2%, increase in net sales of barbecue gas grills. Net sales of utility trailer kits increased $694,000, or 14.9%, in the 1997 year-to-date period.

Gross Profit

         Gross profit in the 1997 year-to-date period was $15.2 million as compared to $15.9 million in the 1996 year-to-date period, a decrease of $760,000, or 4.8%. Gross margin decreased to 24.0% in the 1997 year-to-date period from 25.7% in the 1996 year-to-date period.

Home Heating Products. Gross profit on net sales of home heating products was $11.9 million in the 1997 year-to-date period as compared to $14.1 million in the 1996 year-to-date period, a decrease of $2.2 million, or 16.1%. Gross margin decreased to 24.4% in the 1997 year-to-date period from 27.8% in the 1996 year-to-date period. The decrease in gross profit and gross margin was caused by an increase in the rate of fixed manufacturing cost and by a shift in sales mix from higher margin gas heating products to Martin fireplace products. Fixed manufacturing costs for the home heating segment excluding HEAT increased to 13.1% of home heating sales in the 1997 year-to-date period from 11.4% in the 1996 year-to-date period. Additional depreciation, insurance and contract maintenance services primarily have caused the increase. Gas heating product sales, excluding HEAT, were 52.3% of home heating product sales in the 1997 year-to-date period as compared to 55.4% in the 1996 year-to-date period.

Leisure and Other Products. Gross profit on net sales of leisure and other products increased $1.5 million, or 85.7%, in the 1997 year-to-date period to $3.3 million as compared to $1.8 million in the 1996 year-to-date period. The increase was primarily the result of the 32.3% increase in net sales as discussed above. Gross margin increased to 22.4% in the 1997 year-to-date period from 16.0% in the 1996 year-to-date period. The increase was primarily the result of a greater mix of higher margin, barbecue gas grill sales.

Selling Expenses

         Selling expenses in the 1997 year-to-date period were $7.6 million as compared to $6.5 million in the 1996 year-to-date period, an increase of $1.1 million, or 17.8%. Cooperative advertising expenses and commissions increased $184,000 primarily as a result of the increase in sales within the leisure and other products segment. Advertising and promotion expenses increased $872,000. Selling expenses as a percentage of net sales increased to 12.1% in the 1997 year-to-date period from 10.5% in the 1996 year-to-date period.

Segment Contribution

         Total segment contribution decreased to $7.5 million in the 1997 year-to-date period from $9.4 million in the 1996 year-to-date period, a decrease of $1.9 million, or 20.3%. The decrease was primarily the result of the decrease in gross profit together with the increased selling expense discussed above.

General and Administrative Expense

         General and administrative expenses decreased $350,000, or 6.9%, in the 1997 year-to-date period as compared to the 1996 year-to-date period. The decrease was primarily attributable to decreases in payroll, supplies, the Company's Supplemental Executive Retirement Plan and deferred compensation together with a business interruption insurance claim filed by HEAT.

Non-cash ESOP Compensation Expense

         Non-cash ESOP compensation expense decreased $768,000, or 34.7%, in the 1997 year-to-date period to $1.4 million, as compared to $2.2 million in the 1996 year-to-date period. In the 1997 year-to-date period, 233,607 shares of unallocated ESOP stock were committed to be released as compensation at an average fair value of $6.19 per share, as compared to 247,367 shares committed to be released as compensation at an average fair value of $8.95 per share in the 1996 year-to-date period.

Interest Expense

         Interest expense increased $53,000, or 4.9%, in the 1997 year-to-date period to $1.1 million, as compared to $1.1 million in the 1996 year-to-date period.

Interest Income

         Interest income decreased $32,000, or 4.5%, in the 1997 year-to-date period to $673,000, as compared to $705,000 in the 1996 year-to-date period.

Provision for Income Taxes

         The provision for income taxes decreased $550,000, or 57.4%, in the 1997 year-to-date period to $409,000, as compared to $959,000 in the 1996 year-to-date period. The decrease in income taxes was primarily the result of a decrease of $881,000, or 50.2%, in income from continuing operations before income taxes in the 1997 year-to-date period to $873,000, as compared to $1.8 million in the 1996 year-to-date period. The effective tax rate decreased to 46.8% in the 1997 year-to-date period from

54.7% in the 1996 year-to-date period. The decrease in the effective tax rate was primarily the result of the non-recognition of a tax benefit on the $338,000 net loss of HEAT during the 1996 year-to-date period.

Income from Continuing Operations and Income from Continuing Operations Per
Share

         Income from continuing operations in the 1997 year-to-date period was $464,000 as compared to income from continuing operations of $795,000 in the 1996 year-to-date period, a decrease of $331,000, or 41.6%. The decrease was primarily the result of the factors discussed above.

         Income from continuing operations per share was $0.07 in the 1997 year-to-date period as compared to income from continuing operations per share of $0.12 in the 1996 year-to-date period, a decrease of 41.7%.

RESULTS OF DISCONTINUED METAL OFFICE FURNITURE OPERATIONS

         As a result of the Company's decision to discontinue and dispose of the metal office furniture operation, an estimated net loss on disposal of $1.4 million was charged to discontinued operations in the fourth quarter of 1996. The loss included management's best estimate of the operating losses through final disposal, the write-downs of inventory and property, plant and equipment to net realizable value, and the costs to close the plant. The results of operations of the metal office furniture segment have been charged against the 1996 reserve during the 1997 year-to-date period. During the 13-week period ended September 27, 1997, the loss exceeded management's estimated reserve by $253,000, net of tax. As such, the excess loss has been charged to loss from discontinued operations, net of tax, within the Condensed Consolidated Statements of Operations. The Company anticipates additional losses from discontinued operations; however, it is unable to estimate the amount at present as a result of ongoing negotiations with its former primary metal office furniture customer. The Company currently believes that the remaining loss from discontinued operations will not be material to the financial condition of the Company.*

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations from internally generated funds and seasonal borrowings under its bank line of credit. The Company's primary capital requirements are for working capital, debt service, capital expenditures and dividends.

         The Company's operations in the 39-week period ended September 27, 1997 used $22.8 million in cash primarily to finance increases in extended term ("dating") receivables and inventories required to supply the Company's peak shipping season which occurs primarily in the third and fourth quarters of each year. The Company's operating cash and bank line of credit were utilized to provide the funds needed for working capital requirements, capital expenditures, long-term debt repayments and dividends for the period. Historically, the Company's operations for the remainder of the year have provided the funds required to repay the bank line of credit.

         As discussed above, the Company finances temporary working capital requirements under an unsecured bank line of credit with its principal lender. The credit agreement provides a line of $30.0 million. Interest on the line of credit is payable monthly at a variable rate equivalent to 30-day LIBOR plus 1.25%, which at October 30, 1997 was 6.90625%.

FINANCIAL POSITION

         Cash and short-term investments in the 1997 year-to-date period decreased $8.3 million as a result of the factors discussed above. Accounts receivable and inventories in the 1997 year-to-date period increased $16.5 million and $8.6 million, respectively. The increase in accounts receivable was primarily the result of an $18.0 million increase in dating receivables. In an effort to better control its production schedule in light of the seasonal nature of its home heating and barbecue gas grill business, the Company utilizes early booking programs under which customers receive favorable dating terms for placing their orders early and permitting the Company to ship the products at "factory convenience."

         The increase in inventories was the result of the Company's general practice of producing gas and solid fuel heaters in the late winter, spring and summer to supply the typical peak shipping season in the last two quarters of the year. Further, shipments during the third quarter were less than forecasted resulting in higher inventory levels.

         During the 1997 year-to-date period, net property, plant and equipment increased $47,000. The increase was the net result of $1.8 million in capital expenditures during the 1997 year-to-date period primarily offset by the disposal of property, plant and equipment with a net book value of $427,000 and depreciation expense of $1.3 million.

         As previously discussed, the Company utilizes its bank line of credit during the peak production period in the second and third quarters to finance working capital requirements. During the 1997 year-to-date period, the Company utilized $18.3 million of its bank line of credit for this purpose as reflected by the increase in short-term borrowings for the period.

         During the 1997 year-to-date period, other accrued liabilities decreased $1.3 million. The decrease was primarily the result of the decrease in the accrual provided in 1996 for the estimated loss from the discontinuance of the metal office furniture operation.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         *3(a) Form of Restated Certificate of Incorporation of Martin Industries, Inc. which was filed as Exhibit 3(a) to the Registrant's Registration Statement on Form S-1 filed with the Commission on July 10, 1995 (Registration No. 33-90432).

         *3(b) By-laws of Martin Industries, Inc. as amended and restated on May 16, 1997 which were filed as Exhibit 3(b) to the Registrant's Quarterly Statement on Form 10-Q for the 26-week period ended June 28, 1997 (Commission File No. 0-26228).

         *4 Article 4 of the Restated Certificate of Incorporation of Martin Industries, Inc. which was included in Exhibit 3(a) to the Registrant's Registration Statement on Form S-1 filed with the Commission on July 10, 1995 (Registration No. 33-90432).

         10(a) Amendment No. 8 to Martin Industries, Inc. Employee Stock Ownership Plan.

         10(b) Third Amendment to Loan Agreement and Other Loan Documents dated as of August 28, 1997 by and between Martin Industries, Inc. and AmSouth Bank.

         10(c) Modified, Amended and Restated Line of Credit Note dated as of August 28, 1997 by and between Martin Industries, Inc. and AmSouth Bank.

         **27     Financial Data Schedule.

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the period.


-----------------------------------
  *Incorporated by reference
 **Filed with electronic filing only

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995:

         With the exception of factual information, the matters and statements discussed, made or incorporated by reference in this Quarterly Report on Form 10-Q, as well as those statements specifically designated with an asterisk(*), constitute forward-looking statements, contain the words "estimates," "projects," "intends," "believes," "anticipates," "expects," and words of similar import, are based upon current expectations and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements and words involve known and unknown assumptions, risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements or words. Such assumptions, risks, uncertainties and factors include those associated with general economic cycles; the cyclical nature of the industries in which the Company operates and the factors related thereto, including consumer confidence levels, inflation, employment and income levels, the availability of credit, and factors affecting the housing industry; the potential in the Company's business to experience significant fluctuations in quarterly earnings; the Company's business strategy, including its strategy of pursuing acquisitions and new product development; potential losses from product liability and personal injury lawsuits; the effects of seasonality and weather conditions on the Company's home heating product sales and other sales; fluctuations in quarterly earnings due to ESOP accounting; the effect of existing and new governmental and environmental regulations applicable to the Company; the dependence of the Company on key personnel; the highly competitive nature of each of the industries in which the Company operates; the volatility of the stock price at which outstanding shares of the Company may trade from time to time; and other assumptions, risks, uncertainties and factors reflected from time to time in the Company's filings with the Securities and Exchange Commission. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the filing of this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MARTIN INDUSTRIES, INC.



         Date:    November 7, 1997             By /s/ Roderick V. Schlosser
                                                  -----------------------------
                                                  Roderick V. Schlosser
                                                  Vice President of Finance
                                                    and Treasurer
                                                    (Executed on behalf of
                                                    Registrant and as Principal
                                                    Financial Officer)

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

     *3(b)    By-laws of Martin Industries, Inc. as
              amended and restated on May 16, 1997 which were filed as Exhibit 3(b) to the Registrant's Quarterly Statement on Form
              10-Q for the 26-week period ended June 28, 1997 (Commission File No. 0-26228).

     *4       Article 4 of the Restated Certificate of
              Incorporation of Martin Industries, Inc.
              which was included in Exhibit 3(a) to the Registrant's Registration Statement on Form
              S-1 filed with the Commission on July 10, 1995 (Registration No. 33-90432).

     10(a)    Amendment No. 8 to Martin Industries, Inc.
              Employee Stock Ownership Plan.

     10(b)    Third Amendment to Loan Agreement and Other
              Loan Documents dated as of August 28, 1997 by and between Martin Industries, Inc. and AmSouth Bank.

     10(c) Modified, Amended and Restated Line of Credit Note dated as of August 28, 1997 by and between Martin Industries, Inc.
              and AmSouth Bank.

     **27     Financial Data Schedule.

     --------------------------
       *Incorporated by reference
      **Filed with electronic filing only