Form 10-K405
period 1997-12-31
MARTIN INDUSTRIES INC /DE/
filed 1998-03-31
CIK 942143

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K


(Mark One)
{X}  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  DECEMBER 31, 1997
                           -----------------
                                              OR
{ }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-26228
                       -------

                                                       MARTIN INDUSTRIES, INC.
-----------------------------------------------------------------------------------------------------------------------------------
                                       (Exact name of registrant as specified in its charter)

                       DELAWARE                                                         63-0133054
---------------------------------------------------------------------            --------------------------------------------------
(State or other jurisdiction of incorporation or organization)                          (I.R.S. Employer Identification No.)

         301 EAST TENNESSEE STREET, FLORENCE, ALABAMA                                   35630
---------------------------------------------------------------------            --------------------------------------------------
          (Address of principal executive offices)                                                 (Zip Code)

Registrant's telephone number, including area code   (205) 767-0330
                                                   ------------------

Securities registered pursuant to Section 12(b) of the Act:
                                                                                           Name of each exchange on
                  Title of each class                                                      which registered

                         NONE                                                                        NONE
---------------------------------------------------------------------            --------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:   COMMON STOCK, $0.01 PAR VALUE
                                                             ------------------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             -----

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NONAFFILIATES AS OF MARCH 16, 1998: $25,227,596
-------------------------------------------------------------------------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     COMMON STOCK, $0.01 PAR VALUE, AS OF MARCH 16, 1998: 8,644,980 SHARES

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

      (1)  Proxy Statement for 1998 annual meeting of stockholders - Part III.

         -------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         The Company is a manufacturer of gas space heaters, gas logs and pre-engineered fireplaces. The Company's gas heating products are marketed under the Martin Gas Products, Martin Fireplace, Atlanta Stove, Warm Morning and Hunter brand names, representing over 150 combined years in the gas heating appliance marketplace. The Company's Ashley brand of wood- and coal-burning stoves is one of the oldest names in the solid fuel heating industry. Through acquisitions, the Company has also become a producer of premium gas barbecue grills and do-it-yourself utility trailer kits. The Company manufactures its products at four facilities, of which two are located in North Alabama, one is located in Southwest Illinois and one is located in Southern Ontario, Canada, and markets its products throughout the United States and parts of Canada through a variety of distribution channels.

         Prior to 1997, the Company manufactured metal office furniture through its Filex line. In February of 1997, the Company elected to discontinue its metal office furniture operations. The recent consolidation in the office furniture industry increased competition and margin pressures in this business segment to the point of an unacceptable return to the Company.

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

                                                       Year Ended December 31,
                                         -------------------------------------------------
                                              1997             1996              1995
                                         -------------    -------------    ---------------
CONTINUING OPERATIONS:
Net sales:
   Home heating products                 $  69,371,000    $  76,413,000    $    61,618,000
   Leisure and other products               17,980,000       13,781,000         14,287,000
                                         -------------    -------------    ---------------
                                         $  87,351,000    $  90,194,000    $    75,905,000
                                         =============    =============    ===============

Gross profit:
   Home heating products                 $  16,135,000    $  22,284,000    $    18,464,000
   Leisure and other products                3,695,000        2,576,000          2,328,000
                                         -------------    -------------    ---------------
                                         $  19,830,000    $  24,860,000    $    20,792,000
                                         =============    =============    ===============

Segment contribution(1):
   Home heating products                 $   8,662,000    $  14,804,000    $    12,986,000
   Leisure and other products                1,254,000        1,001,000          1,135,000
                                         -------------    -------------    ---------------
                                         $   9,916,000    $  15,805,000    $    14,121,000
                                         =============    =============    ===============

Identifiable net assets:
   Home heating products                 $  34,657,000    $  31,097,000    $    19,681,000
   Leisure and other products                7,180,000        4,724,000          4,684,000
                                         -------------    -------------    ---------------
                                         $  41,837,000    $  35,821,000    $    24,365,000
                                         =============    =============    ===============
DISCONTINUED OPERATIONS:

Net sales                                $   5,498,000    $  16,516,000    $    21,420,000

Gross profits                            $  (1,822,000)   $   1,851,000    $     3,965,000

Segment contribution(1)                  $  (2,371,000)   $      99,000    $     2,162,000

Identifiable net assets                  $   1,969,000(2) $   9,346,000    $    11,872,000

----------------

(1)      Segment contribution consists of gross profit less selling expenses.
(2) Represents Property, Plant and Equipment - $978,000; Accounts Receivable - $739,000; and Inventory - $252,000 (each net of respective reserves).

PRODUCTS

         Home Heating Products. Home heating products represent the largest segment of the Company's business, contributing $69.4 million, or 79.4%, of net sales of continuing operations in 1997. The Company manufactures a broad line of vented and vent-free gas heaters and furnaces under the Martin Gas Products, Atlanta Stove, Warm Morning and Hunter brand names and a variety of models of gas logs and pre-engineered fireplaces under the Martin Gas Products, Martin Fireplaces, Atlanta Stove and Hunter brand names. The Company also manufactures and markets several models of wood- and coal-burning free-standing heaters and fireplace inserts under the Ashley brand name. Prior to 1997, the Company also marketed solid fuel heaters under the King brand name.

         In 1997, the Company produced a variety of vent-free and vented room heaters, direct-vent wall furnaces, wall furnaces and floor furnaces. Gross sales of vent-free room heaters were $10.3 million, $11.2 million and $12.0 million in 1997, 1996 and 1995, respectively, which represented 11.3%, 11.9% and 15.2% of total gross sales of continuing operations in the respective periods. Gross sales of vented heaters were $8.9 million, $10.0 million and $9.0 million in 1997, 1996 and 1995, respectively, which represented 9.7%, 10.7% and 11.4% of total gross sales of continuing operations in the respective periods.

         The Company manufactures and distributes its fireplaces in a range of prices for each of the common fuel categories (i.e., wood and gas logs that burn natural gas or liquefied petroleum) and in a wide variety of designs. Gross sales of fireplaces were $24.4 million, $23.5 million and $17.4 million in 1997, 1996 and 1995, respectively, which represented 26.7%, 25.0% and 22.0% of total gross sales of continuing operations in those respective periods.

         Leisure and Other Products. The Company manufactures and markets a number of models of its Broilmaster grills with premium features. In 1996, one of the Company's Broilmaster models won the Consumers Digest Best Buy Award. Gross sales of gas grills were $11.7 million, $8.2 million and $6.9 million in 1997, 1996 and 1995, respectively, which represented 12.8%, 8.7% and 8.7% of total gross sales of continuing operations in the respective periods.

         The Company also produces several models of unassembled metal trailer kits. In 1995, the Company introduced a trailer kit that is 85% pre-assembled. The Company's trailers comply with Department of Transportation requirements for highway use and can be used for a variety of light cargo transportation purposes.

PRODUCT DEVELOPMENT

         The Company's business strategy involves commitment to the development of new products and enhancements to the Company's existing products. The Company's investment in research and development totaled $1.8 million in 1997.

MANUFACTURING

         Each of the Company's plants maintains a variety of metal fabrication equipment, including extensive shearing, press and metal forming and welding equipment, paint systems, machine shops, maintenance equipment, warehouse space, shipping and receiving departments, and computerized materials requirements planning ("MRP"), production and inventory control systems.

         The principal materials used in the production of the Company's products include aluminized, galvanized, stainless, hot-rolled and cold-rolled steel, cast iron, valves, controls, burners, paint and other finishing materials and packaging. All raw materials used in finished products are obtained by the central purchasing department. The Company is not a party to any long-term supply contracts which are material to its business. Management believes that the materials used in the production of the Company's products are available at competitive prices from an adequate number of alternative suppliers and does not believe that the loss of any single supplier would have a material adverse effect on the Company's business. Because the Company is dependent upon outside suppliers for all of its raw material needs, no assurance can be given that the Company will continue to have available necessary raw materials at reasonable prices or that any increases in raw material costs would not have a material adverse effect on the Company's financial condition or results of operations.

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

SALES AND MARKETING

         The Company markets its products through a variety of distribution channels, including retail stores that sell directly to the consumer; wholesalers that typically offer a wide variety of products for resale to retailers; specialty fireplace distributors that usually offer a limited variety of products for resale to retailers and builders and often provide installation of the product; specialty fireplace dealers; hardware dealer cooperatives, which are associations of retailers formed to benefit from large quantity purchasing; liquefied petroleum and natural gas fuel suppliers; farm equipment supply stores; mail order catalog houses; wholesale clubs that sell to a membership consisting of both consumers and commercial purchasers; and a variety of regional and national retail chains and mass merchandisers. The Company's products are marketed through several divisions, each of which is focused on specific channels of distribution. Similar home heating products are offered under different brand names through different divisions and the distribution channels associated therewith.

         Sales of the Company's gas and solid fuel heating appliances are concentrated in the eastern half of the United States and in Canada. The Company sells its Martin Gas Products and Warm Morning gas heating products through gas equipment wholesalers, hardware wholesalers and retailers and its Atlanta Stove gas heating products through gas equipment wholesalers, retailers, liquefied petroleum chains and natural gas utilities. The Company's solid fuel heating appliances are sold principally to wholesale hardware distributors, dealer cooperatives and retailers. The Company sells its fireplace products throughout the United States and Canada. Most of the Company's fireplace products are sold through specialty distributors that resell to retailers as well as directly to builders, often on an "installed" basis using the distributor's own installation crews.

         The Company's premium gas barbecue grills are marketed through gas equipment wholesalers and hardware wholesalers. NuWay utility trailer kits are sold through a national network of mass merchandisers, wholesale clubs, catalog houses and farm equipment supply houses.

         The Company employs a sales staff of 63 field sales and support personnel, including 14 full-time Company employees identified as factory representatives who receive a base salary and commissions, and also utilizes 42 independent manufacturers' agencies, which work on a commission basis and in many cases have several salesmen representing the Company's products. Although most manufacturers' representatives utilized by the Company also sell products other than those produced by the Company, none sell products in direct competition with those of the Company. The Company's sales force covers the United States and Canada, with field sales personnel generally living in or near the sales territories for which they are responsible. The Company holds regular regional and national sales meetings at which product development sessions, performance reviews and planning workshops are conducted. All field sales efforts for the Company are supported by a sales and marketing staff of 49 people located at the Company's corporate headquarters.

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

BACKLOG

         The Company's backlog is based upon customer purchase orders that the Company believes are firm. At December 31, 1997, the Company's backlog of orders was approximately $8.6 million, as compared to a backlog of $7.5 million at December 31, 1996. While backlog volume generally indicates the production levels at which the Company will operate at any particular time, it is not usually indicative of sales for a full year or future operating performance. This is due primarily to the seasonal nature of the Company's business and its use of early booking programs for its gas and solid fuel heating appliances and premium gas barbecue grills. Orders under these programs often represent approximately 60% of the customer's projected annual requirements and, because of program terms, the shipping period often extends over several months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview," at Item 7 below.

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

         There are a number of manufacturers producing pre-engineered fireplaces, gas logs and related accessories similar to those produced by the Company. The pre-engineered fireplace market is the largest market in which the Company participates and is very competitive, with six principal manufacturers comprising a large portion of this industry. Over the last three years, a number of additional manufacturers have joined the already highly competitive gas log market.

         The Company believes that its premium Broilmaster grills compete principally with products produced by three major manufacturers. Brand recognition and product quality play essential roles in the competitive marketing of this product. The Company's principal competitor in the do-it-yourself utility trailer market is a Taiwanese manufacturer. Although there are numerous manufacturers of pre-assembled utility trailers, because of the difficulty in shipping preassembled trailers in large quantities, these products do not tend to compete with the Company's NuWay products on a national basis.

EMPLOYEES

         At March 16, 1998, the Company had 725 full-time and 5 part-time employees. The Company also from time to time utilizes temporary employees in its operations and in 1997 the number of temporary employees ranged from 82 to
218. The hourly employees located at the Company's plant in Orillia, Ontario are subject to a collective bargaining agreement with the Company. No other employees of the Company are subject to a collective bargaining agreement with the Company. The Company believes that its employee relations are good.

GOVERNMENTAL REGULATIONS

         A substantial number of the products manufactured by the Company must comply with federal, state and local laws and regulations. In Canada, products manufactured by the Company must comply with federal, provincial, territorial and local laws and regulations. Domestically and in Canada, a number of the Company's products are also subject to certain voluntary standards. These laws, regulations and standards relate, among other things, to product safety, construction, instruction, efficiency, packaging, installation, operation and emissions. The Company's gas and solid fuel heating appliances and gas grills sold in the United States must comply with standards established by the American National Standards Institute ("ANSI") and the American Gas Association ("AGA")/ International Approval Service ("IAS"). All gas-fired and solid-fuel appliances manufactured by the Company for sale in the United States must also comply with the standards for performance of the National Fire Protection Association. All gas-fired vented heaters and furnaces manufactured for sale in the United States further must comply with the standards for minimum efficiency for direct heating appliances established by the National Appliance Energy Conservation Act, and the Company's wood-burning heaters must comply with the standards for performance for residential wood heaters established by the United States Environmental Protection Agency. The Company's pre-engineered fireplaces and solid fuel heating appliances sold in the United States must meet standards established by Underwriters' Laboratories. The Company's gas heating appliances manufactured for sale in Canada must comply with standards developed by the Canadian Standards Association (the "CSA"). The CSA is accredited by the Standards Council of Canada to prepare National Standards in Canada for natural gas and propane equipment which standards provide the basis for provincial approval where no provincial standards exist. Certain provinces have established certification requirements and standards. In the province of British Columbia, gas appliances may be certified only by the provincial gas safety authority to provincial standards for sale in British Columbia only. The Company's gas heating appliances manufactured for sale in Europe must conform to all applicable directives on appliances.

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

         Provincial, territorial and local governments in Canada have adopted and have in place building codes regulating building construction. These building codes are based generally upon a model code, the National Building Code of Canada. This code is produced by the Canadian Commission on Building and Fire Codes. In the Province of Ontario, the Ministry of Municipal Affairs & Housing regulates construction under the Ontario Building Code. Vent-free gas appliances are only permitted for sale in the provinces of British Columbia and Manitoba which have their own provincial standards for such appliances. The sale of these appliances is restricted to a maximum gas input and is restricted to certain rooms in a residence.

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

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a party from time to time to various legal proceedings that are incidental to its business. Certain of these cases filed against the Company and other companies engaged in businesses similar to the Company often allege, among other things, product liability, personal injury and breach of contract and warranty. These types of suits sometimes seek the imposition of large amounts of compensatory and punitive damages and trials by juries. In the opinion of the Company's management, the ultimate liability, if any, with respect to the proceedings in which the Company is currently involved is not presently expected to have a material adverse effect on the Company. However, the potential exists for unanticipated material adverse judgements against the Company. See Note 9 to Notes to Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         In July 1997, the Board of Directors of the Company established a policy of declaring quarterly cash dividends of $.04 per share on the Common Stock. The Company declared regular quarterly cash dividends of $.04 per share in July and October 1997 and $.038 per share in January and April 1997, for a total of $.156 in per share dividends declared in 1997. The Company declared cash dividends of $.148 per share in 1996. The future payment of dividends, however, will be within the discretion of the Board of Directors of the Company and depends on the Company's profitability, capital requirements, financial condition, growth, business opportunities and other factors which the Board of Directors may deem relevant. In addition, the Company's credit agreement with its primary lender (the "Amended Credit Agreement") restricts the payment of cash dividends by the Company if such payment would cause the Company to fail to meet certain financial covenants as stated in the Amended Credit Agreement. In particular, one of the financial covenants in the Amended Credit Agreement requires that the Company's net worth each year as of December 31 be at least equal to its net worth as of December 31, 1994, plus the net proceeds received by the Company in its initial public offering, plus fifty percent (50%) of the Company's net income for each fiscal year after December 31, 1994. The Company currently does not believe that these restrictions in the Amended Credit Agreement will materially limit the Company's ability to pay currently anticipated quarterly cash dividends.

         The Company's Common Stock began trading on The Nasdaq Stock Market's National Market on July 13, 1995. As of March 16, 1998, the Company had 175 stockholders of record. This number excludes individual stockholders holding stock under nominee security position listings. The closing price of the Common Stock on The Nasdaq Stock Market's National Market on March 16, 1998 was $5 5/16. The prices in the table below represent the high and low sales prices for the Company's Common Stock as reported on The Nasdaq Stock Market's National Market.

                                   Fiscal 1997                       Fiscal 1996
                             -----------------------          ------------------------
                               High          Low                 High          Low
                             ---------    ----------          -----------   ----------
         First Quarter       $   8        $    5 5/8          $    11       $   7 9/16
         Second Quarter      $   6 1/8    $    5              $    11 1/2   $   9
         Third Quarter       $   7        $    5 1/2          $    9  1/8   $   7
         Fourth Quarter      $   6 5/8    $    4 7/8          $    8        $   6

ITEM 6.  SELECTED FINANCIAL DATA.

The selected statements of operations data, basic and diluted per share data and balance sheet data for the five years ended December 31, 1997 set forth below have been derived from the consolidated financial statements of the Company, which statements have been audited by Arthur Andersen LLP, independent public accountants. The following data should be read in conjunction with the consolidated financial statements of the Company and notes appearing elsewhere in this Annual Report on Form 10-K.

                                                                   Year Ended December 31,
                                            ---------------------------------------------------------------------
                                               1997          1996           1995           1994          1993
                                            ----------    -----------    -----------    -----------  ------------
                                                         (Dollars In Thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:

Net sales                                   $   87,351    $    90,194    $    75,905    $    85,782  $     73,218
Cost of sales                                   67,521         65,334         55,113         59,512        53,949
                                            ----------    -----------    -----------    -----------  ------------

Gross profit                                    19,830         24,860         20,792         26,270        19,269
                                            ----------    -----------    -----------    -----------  ------------

Operating expenses:
Selling                                          9,914          9,055          6,671          7,301         6,504
General and administrative                       6,599          6,733          4,887          5,253         4,895
Non-cash ESOP compensation(1)                    1,905          2,812          2,850          1,824         1,092
                                            ----------    -----------    -----------    -----------  ------------

                                                18,418         18,600         14,408         14,378        12,491
                                            ----------    -----------    -----------    -----------  ------------

Operating income                                 1,412          6,260          6,384         11,892         6,778
Interest expense, net                              584            473            539          1,252         1,681
                                            ----------    -----------    -----------    -----------  ------------
Income from continuing operations
  before income taxes                              828          5,787          5,845         10,640         5,097
Provision for income taxes                         576          2,592          2,624          4,256         2,166
                                            ----------    -----------    -----------    -----------  ------------

Income from continuing operations                  252          3,195          3,221          6,384         2,931
Income (loss) from discontinued
  operations, net of tax                             0             62          1,349            771           851
Loss on disposal of discontinued
  operations, net of tax                          (756)        (1,430)             0              0             0
                                            ----------    -----------    -----------    -----------  ------------

Income (loss) from discontinued
  operations                                      (756)        (1,368)         1,349            771           851
                                            ----------    -----------    -----------    -----------  ------------

Net income (loss)                           $     (504)   $     1,827    $     4,570    $     7,155  $      3,782
                                            ==========    ===========    ===========    ===========  ============

BASIC PER SHARE DATA: (2)

Income from Continuing Operations           $     0.04    $      0.50    $      0.70    $      2.02  $       1.04
Income (Loss) Discontinued Operations            (0.11)         (0.21)          0.29           0.24          0.30
                                            ----------    -----------    -----------    -----------  ------------

Net Income (Loss)                           $    (0.07)   $      0.29    $      0.99    $      2.26  $       1.34
                                            ==========    ===========    ===========    ===========  ============

Weighted Average Number of Common
  and Common Equivalent Shares
  Outstanding                                6,787,685      6,412,222      4,622,948      3,167,955     2,825,130
                                            ==========    ===========    ===========    ===========  ============

DILUTED PER SHARE DATA: (2)

Income from Continuing Operations           $     0.04    $      0.47    $      0.62    $      1.75  $       0.93
Income (Loss) from Discontinued
  Operations                                     (0.11)         (0.20)          0.26           0.21          0.27
                                            ----------    -----------    -----------    -----------  ------------

Net Income (Loss)                           $    (0.07)   $      0.27    $      0.88    $      1.96  $       1.20
                                            ==========    ===========    ===========    ===========  ============

Weighted Average Number of Common
and Common Equivalent Shares
Outstanding                                  7,049,131      6,772,191      5,204,254      3,655,645     3,155,110
                                            ==========    ===========    ===========    ===========  ============

DIVIDENDS DECLARED PER SHARE                $     0.16    $      0.15    $      0.39    $      0.09  $       0.00
                                            ==========    ===========    ===========    ===========  ============

OTHER DATA:
  Income from continuing operations
    before non-cash ESOP compensation
    expense, depreciation and
    amortization, interest and taxes(3)     $    5,214    $    10,695    $    10,254    $    14,592  $      8,695
  Capital expenditures                      $    2,053    $     2,798    $     2,181    $     1,266  $        552


                                                                        AT DECEMBER 31,
                                             --------------------------------------------------------------------
                                                1997          1996          1995           1994           1993
                                             ----------   -----------    -----------    -----------   -----------
                                                                        (In thousands)
BALANCE SHEET DATA:

  Cash and short-term investments            $  15,157    $    19,326    $    20,439    $     3,630   $     6,349
  Working capital                            $  43,172    $    44,906    $    43,305    $    20,158   $    12,811
  Total assets                               $  70,980    $    76,344    $    63,582    $    42,104   $    39,471
  Long-term debt, less current portion       $   8,599    $    10,263    $     7,228    $     8,456   $     9,752
  Stockholders' equity                       $  47,623    $    48,032    $    43,078    $    17,448   $     8,523


----------------------

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

(2) In 1997, the Company adopted SFAS No. 128, Earnings Per Share. The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the effect of outstanding stock options, if dilutive, in each respective year. See Note 2 of Notes to Consolidated Financial Statements for a reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding. All periods presented have been restated to conform to this presentation.

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

OVERVIEW

         The Company manufactures products in two industry segments: home heating products and leisure and other products such as do-it-yourself utility trailer kits and premium gas barbecue grills. Each of the industry segments in which the Company operates is cyclical in nature, with sales being affected by general economic cycles, consumer confidence levels, inflation, employment and income levels and the availability of credit generally. The Company's fireplace business is also influenced by factors affecting the housing industry, such as housing demand, the availability of financing and the level and stability of interest rates.

         Prior to 1997, the Company manufactured products in the metal office furniture segment through its Filex line acquired in 1989. In February of 1997, the Company elected to discontinue its metal office furniture operations. The recent consolidation in the office furniture industry increased competition and margin pressures in the segment to the point of an unacceptable return to the Company. The metal office furniture segment's operations are treated as discontinued in the accompanying consolidated financial statements. See " - Results of Discontinued Metal Office Furniture Operations".

         On February 1, 1996, the Company's newly formed wholly owned Canadian subsidiary, 1166081 Ontario Inc. ("Martin Canada"), acquired all of the capital stock of Hunter Energy and Technologies, Inc. ("HEAT") and 1061099 Ontario Inc. ("1061099"), a sister company which owned the land and building leased by HEAT for its manufacturing operation. This transaction was accounted for under the purchase method of accounting. The aggregate purchase price of approximately $1,943,000 included $850,000 in cash, $729,000 in promissory notes payable and $364,000 paid into escrow. Transaction expenses of $160,000 were incurred. The promissory notes bear interest at a rate of 9% per annum and matured during the first quarter of 1997. The purpose of the escrow is to make funds available to meet the sellers' indemnification obligations to the Company. The Company has withheld payment on certain of the promissory notes pending resolution of certain issues with the holders of the notes arising out of the purchase transaction. The Company has claimed the entire amount in escrow and instituted litigation to recover these amounts and additional amounts from certain sellers in the purchase transaction, and certain of the sellers have sued to enforce collection of their notes. The outcome of these matters is uncertain at this time. See Note 10 of the accompanying consolidated financial statements.

         Sales of home heating products and, in particular, gas and solid fuel heaters (other than fireplaces), historically have been seasonal in nature, with sales being directly affected by weather conditions. In an effort to better control its production schedule and inventory of finished products in light of this seasonality, the Company utilizes early booking programs, which allow the Company to project sales early in the year and plan production accordingly. In general, the Company takes early booking orders for its heating products in the first and second quarters and fills the majority of these orders in the second and third quarters, with fill-in orders being shipped in the fourth quarter and to a lesser degree in the ensuing first quarter. Unseasonably warm weather results in higher customer inventories that in turn result in fewer fourth quarter customer fill-in orders and lower response to the Company's early booking programs for the following year. See " - Quarterly Results".

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

         Pending repayment of the ESOP Loan, shares owned by the ESOP are held in a suspense account. Shares of common stock are committed to be released from the ESOP's suspense account and credited to ESOP participants' accounts based on the ratio that the principal debt repayment of the ESOP Loan bears to the original principal debt balance (i.e., approximately 347,340 shares of common stock per year). The Company is required to recognize compensation expense each fiscal quarter in an amount equal to one-fourth of the number of shares of common stock committed to be released each year multiplied by the average fair market value of such shares during the period. The fair market value of the shares of common stock committed to be released and charged to compensation expense is also credited to stockholders' equity. Accordingly, if the fair market value of the common stock increases, so will the Company's non-cash compensation expense related to the ESOP, which in turn has a negative impact on the Company's net income (loss) and net income (loss) per share, but does not reduce the Company's net worth. Because the Company cannot predict the price at which its shares will trade in the future, it cannot predict the amount of non-cash compensation expense it will incur based upon the release of the ESOP's shares to the participants' accounts or the resulting effect on net income (loss) or net income (loss) per share. To the extent dividends are declared and paid on shares allocated to participants' accounts, the ESOP allows the Administrative Committee to use such dividends to repay the ESOP Loan. In such event, the dividends paid with respect to allocated shares are paid to participants in the form of released shares. The negative impact on earnings will be partially offset by the impact of such dividends, since the Company is not required to recognize compensation expense with respect to the release of shares related to dividends paid on ESOP shares allocated to participants.

YEAR 2000 COMPLIANCE

         The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in several key areas of the Company's business, including inventory management, pricing, sales, and financial reporting, as well as in various administrative functions. The Company is in process of evaluating its Programs and Systems to identify potential Year 2000 compliance problems. These actions are necessary to ensure that the Programs and Systems will recognize and process the year 2000 and beyond. It is anticipated that modifications or replacement of certain of the Company's Programs and Systems will be necessary to make such Programs and Systems Year 2000 compliant. The Company does not expect that the cost to modify its Programs and Systems will be material to its financial condition or results of operations. The Company will also be communicating with suppliers, financial institutions and others to coordinate the Year 2000 conversion. The Company does not currently have any information concerning the Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

RESULTS OF CONTINUING OPERATIONS

         The following tables set forth, for the periods indicated, information derived from the Company's consolidated financial statements expressed as a percentage of net sales and financial information for the Company's two industry segments.

                                                                       Percentage of Net Sales
                                                                       Year Ended December 31,
                                                              1997              1996             1995
                                                             ----------------------------------------
Net sales                                                    100.0%            100.0%           100.0%
Cost of sales                                                 77.3              72.4             72.6
                                                             -----             -----            -----
Gross profit                                                  22.7              27.6             27.4
                                                             -----             -----            -----

Operating expenses:
    Selling                                                   11.3              10.0              8.8
    General and administrative                                 7.6               7.5              6.4
    Non-cash ESOP compensation                                 2.2               3.1              3.8
                                                             -----             -----            -----

                                                              21.1              20.6             19.0
                                                             -----             -----            -----

Operating income                                               1.6               7.0              8.4
Interest expense                                               0.7               0.5              0.7
                                                             -----             -----            -----

Income from continuing operations
    before income taxes                                        0.9               6.5              7.7
Provision for income taxes                                     0.6               2.9              3.5
                                                             -----             -----            -----
Income from continuing operations                              0.3%              3.6%             4.2%
                                                             =====             =====            =====



                                                                     Segment Information
                                                                   Year Ended December 31,
                                                            1997            1996            1995
                                                       ---------------------------------------------
Net sales:
    Home heating products                              $  69,371          $  76,413       $   61,618
    Leisure and other products                            17,980             13,781           14,287
                                                       ---------          ---------       ----------
                                                       $  87,351          $  90,194       $   75,905
                                                       =========          =========       ==========
Gross profit:
    Home heating products                              $  16,135          $  22,284       $   18,464
    Leisure and other products                             3,695              2,576            2,328
                                                       ---------          ---------       ----------
                                                       $  19,830          $  24,860       $   20,792
                                                       =========          =========       ==========
Segment contribution (1):
    Home heating products                              $   8,662          $  14,804       $   12,986
    Leisure and other products                             1,254              1,001            1,135
                                                       ---------          ---------       ----------
                                                       $   9,916          $  15,805       $   14,121
                                                       =========          =========       ==========


(1) Segment contribution consists of gross profit less selling expenses.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         Net sales in 1997 decreased to $87.4 million from $90.2 million in 1996, a decrease of $2.8 million, or 3.1%. Net sales of home heating products in 1997 as compared to 1996 decreased $7.0 million, or 9.2%. This decrease was partially offset by a $4.2 million, or 30.4%, increase in net sales of leisure and other products.

         The decrease in net sales of home heating products was due primarily to the decrease in the order rate for the Company's gas heater products combined with production and design problems with certain HEAT products. The decrease in the order rate for the Company's gas heater products was mainly the result of the weather's influence on order rates and increased competition in the gas heater market from domestic producers as well as from some distributors selling imported gas heating products. The HEAT product problems, in some cases, caused the production to be suspended and, therefore, shipments were also suspended. Corrections have been implemented and all but one of the affected products are back in production. The Company, however, could incur additional costs to make further corrections on products shipped prior to these corrections and continues to address and evaluate this exposure. At present, the amount of possible exposure is estimated to be in a range of $-0- to $1.5 million.

         The increase in net sales of leisure and other products was the result of a $3.5 million, or 43.2%, increase in sales of gas barbecue grills and a $633,000, or 12.1%, increase in sales of utility trailer kits. The increase in sales of this segment is the result of the continued acceptance of new products introduced in the Broilmaster grill line and improved distribution of the NuWay trailer.

         Gross profit in 1997 decreased to $19.8 million from $24.9 million in 1996, a decrease of $5.1 million, or 20.5%. Gross profit on home heating product sales decreased $6.2 million, or 27.8%. Gross profit on leisure and other product sales increased $1.1 million, or 43.4%. The gross profit decrease in the sale of home heating products was the result of the 9.2% decrease in net sales of home heating products, as discussed above, and a decrease in the gross margin, defined as gross profit as a percentage of net sales, from 29.2% in 1996 to 23.3% in 1997, as discussed below. The increase in gross profit on leisure and other products was the result of an increase in the gross margin from 18.7% in 1996 to 20.6% in 1997, and by the 30.4% increase in net sales discussed above.

         Gross margin decreased to 22.7% in 1997 from 27.6% in 1996. The decrease was primarily the result of competitive pressure on pricing primarily on infrared space heaters and gas logs, an increase in the rate of fixed manufacturing cost and a shift in sales mix from higher margin gas heating products to lower margin Martin fireplace products and leisure and other products as a percentage of total sales. Fixed manufacturing costs increased to 13.5% of home heating sales in 1997 from 11.7% in 1996. Additional depreciation, insurance and shipping and receiving expenditures primarily caused the increase. Martin fireplace product net sales were 30.7% of net sales in 1997 as compared to 24.6% in 1996. In 1997, leisure and other net sales were 20.6% of total net sales, as compared to 15.3% in 1996.

         Selling expenses in 1997 increased to $9.9 million from $9.1 million in 1996, an increase of $860,000 or 9.5%. Selling expenses as a percentage of net sales increased to 11.3% in 1997 from 10.0% in 1996. Excluding HEAT, advertising and promotion expenses increased $939,000, primarily related to the Broilmaster grill line and the Company's initial entry into the direct retail and international channels of trade.

         Total segment contribution, defined as gross profit less selling expenses, decreased to $9.9 million in 1997 from $15.8 million in 1996, a decrease of $5.9 million, or 37.3%, primarily as a result of the 20.5% decrease in gross profit and a 9.5% increase in selling expenses, as discussed above.

         General and administrative expenses were $6.6 million in 1997, compared to $6.7 million in 1996, a decrease of $134,000, or 2.0%. Bad debt expense increased to $200,000 in 1997 from a credit of $117,000 in 1996. The increase was primarily the result of a write-off of a specific HEAT account and the maintenance of the prior year reserve level. Deferred compensation decreased $203,000 primarily due to the receipt of a death benefit of one participant. The provision for the SERP and post-employment/retirement benefits decreased $184,000 as a result of prior year retirements.

         Non-cash ESOP compensation expense was $1.9 million in 1997, as compared to $2.8 million in 1996, a decrease of $907,000, or 32.3%. During 1997, 314,243 shares of unallocated ESOP shares were released as compensation at an average fair value of $6.06 per share, as compared to 332,078 shares released as compensation at an average fair value of $8.47 per share in 1996. During 1997 and 1996, shares released as dividends on shares allocated to participants were 36,404 and 19,282, respectively.

         Interest expense in 1997 increased to $1.5 million from $1.4 million in 1996. The increase was primarily the result of a higher average line of credit balance during the year. The line of credit requirement increased as a result of the delinquency of a specific customer account in the discontinued segment.

         Interest income in 1997 decreased to $902,000 from $919,000 in 1996.

         The provision for income taxes decreased $2.0 million, or 77.8%, in 1997. The decrease was the result of a $4.9 million decrease in income from continuing operations before income taxes together with an increase in the effective tax rate from 44.8% in 1996 to 69.6% in 1997, primarily due to the impact of the non-deductible portion of the non-cash ESOP compensation expense.

         Income from continuing operations in 1997 decreased $2.9 million, or 92.1%, primarily as a result of the factors discussed above.

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

         Gross margin increased to 27.6% in 1996 from 27.4% in 1995. The increase was primarily the result of a higher mix of home heating product sales together with an increase in the gross margin on the sale of leisure and other products. Although the gross margin on home heating product sales decreased in 1996, net sales of home heating products were 84.7% of total net sales as compared to 81.2% in 1995. The decrease in the gross margin on home heating products in 1996 was the result of a higher mix of lower margin HEAT and Martin fireplace sales. The increase in gross margin on sales of leisure and other products, as discussed above, was the result of a higher mix of higher margin gas barbecue grill sales. In 1996, sales of gas barbecue grills were 58.1% of total sales of leisure and other products, as compared to 47.4% in 1995.

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

         General and administrative expenses were $6.7 million in 1996, compared to $4.9 million in 1995, an increase of $1.8 million, or 37.8%. HEAT's general and administrative expenses of $862,000 contributed to the increase. The remaining increase of $1 million was primarily the result of a decrease in the credit provision for doubtful accounts of $434,000, a $205,000 increase in the provision for deferred compensation and other post-employment benefits, and a $257,000 increase in professional fees. The decrease in the credit provision for doubtful accounts from $583,000 in 1995 to $149,000 in 1996 was primarily the result of the 1995 purchase of credit insurance on primary customer accounts, thereby reducing the exposure which must be accounted for within the allowance for doubtful accounts. Although the allowance for doubtful accounts was reduced in 1995 and 1996, the Company considers its allowance to be adequate as of December 31, 1996. The provision for deferred compensation and other post-employment benefits increased $205,000 in 1996 primarily as a result of the early retirement of two Company executive officers during the year. Professional fees increased $257,000 in 1996 as a result of increases in legal fees, compensation consulting fees and executive recruiting fees.

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

         Income from continuing operations in 1996 decreased $26,000, or 0.8%, primarily as a result of the factors discussed above.

Consolidation of Certain Operations

         On March 5, 1998, the Company announced, among other things, that it would undertake an immediate study concerning the advisability of consolidating some of its manufacturing and administrative functions. The Company recently has made the decision to move manufacturing operations from its Washington Park, Illinois facility to its Athens, Alabama and Huntsville, Alabama facilities. This consolidation is currently scheduled to be completed during the second quarter of 1998. The Company expects to incur costs associated with this transfer which will have an effect on the Company's results of operations for 1998, and is in the process of identifying and quantifying these costs.

RESULTS OF DISCONTINUED METAL OFFICE FURNITURE OPERATIONS

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         As discussed above, the Company discontinued its metal office furniture operation in February of 1997. At December 31, 1996, management recorded a reserve of $1.4 million, net of tax, as the original estimate of operating losses through final disposal, write-downs of inventory and property, plant and equipment to net realizable value and the costs to close the plant. During 1997, management's original estimate was exceeded by $756,000, net of tax. The estimate was exceeded primarily as a result of greater than anticipated credits for damaged and defective merchandise, lower than anticipated margins on sales (due to discounted sales prices and higher than expected freight costs), group insurance costs, and write-downs of inventory. The Company recorded a reserve of $187,000, net of tax, for estimated charges to be incurred during 1998.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

         Income from discontinued operations, net of tax, decreased from $1.3 million in 1995 to $62,000 in 1996. The decrease was primarily the result of a $4.9 million, or 22.9%, decrease in net sales of metal office furniture in 1996, a decrease in the gross margin on net sales of metal office furniture from 18.5% in 1995 to 11.2% in 1996 and an increase in the rate of selling expense on net sales of metal office furniture from 8.4% in 1995 to 10.6% in 1996.

         Net sales of metal office furniture decreased $4.9 million in 1996 primarily as a result of competition providing the Company's principal customer for metal office furniture with lower and higher grade file cabinets not manufactured by the Company. Customer purchases of the Company's medium grade file cabinets decreased as a result.

         The gross margin on net sales of metal office furniture decreased 39.5% in 1996 primarily as a result of price concessions to the Company's principal customer and an increase in the rate of fixed manufacturing costs as a percentage of net sales from 12.2% in 1995 to 15.3% in 1996.

         The rate of selling expenses on net sales of metal office furniture increased 26.2% in 1996 primarily as a result of a higher rate of cooperative advertising and administrative selling expenses. The rate of cooperative advertising expense increased from 4.7% in 1995 to 5.9% in 1996. The Company committed to contribute a larger fixed amount to the principal customer's annual promotion program in 1996 as compared to 1995. Administrative selling expenses as a percentage of net sales increased from 1.6% in 1995 to 2.6% in 1996 primarily as the result of increased Company advertising, promotion and fixed salary expenses.

         As a result of the Company's decision to discontinue and dispose of the metal office furniture operation, an estimated net loss on disposal of $1.4 million was charged to discontinued operations in 1996. The loss includes management's original estimate of the operating losses through final disposal, the write-downs of inventory and property, plant and equipment to net realizable value, and the costs to close the plant. See Note 11 to Notes to Consolidated Financial Statements.

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

                                                                       1997
                                    --------------------------------------------------------------------------
                                         MARCH 29           JUNE 28         SEPTEMBER 27        DECEMBER 31
                                    -----------------  ----------------- -----------------   -----------------
                                                    (In Thousands, except per share amounts)

Net sales                           $ 15,905   100.0%  $ 23,503   100.0% $  23,850  100.0%    $24,093    100.0%
Gross profit                           2,898    18.2      6,218    26.5      6,040   25.3       4,674     19.4
Non-cash ESOP compensation               529     3.3        433     1.8        483    2.0         460      1.9
Operating income (loss)               (1,480)   -9.3      1,395     5.9      1,429    6.0          68      0.3
Income (loss) from continuing
   operations before income taxes     (1,508)   -9.5      1,234     5.3      1,147    4.8         (45)    -0.2
Income (loss) from continuing
   operations                           (868)   -5.5        677     2.9        655    2.7        (212)    -0.9
Income (loss) from discontinued
   operations, net of tax                  0     0.0          0     0.0       (253)  -1.1        (503)    -2.1
                                    --------           --------          ---------            -------

Net income (loss)                   $   (868)   -5.5%  $    677     2.9% $     402    1.7%    $  (715)    -3.0%
                                    ========           ========          =========            =======

Basic Per Share Data: (1)
Income (loss) from continuing
   operations                        $ (0.13)          $   0.10          $    0.10            $ (0.03)
Income (loss) from discontinued
   operations                           0.00               0.00              (0.04)             (0.07)
                                    --------           --------          ---------            -------

Net income (loss) (2)               $  (0.13)          $   0.10          $    0.06            $ (0.10)
                                    ========           ========          =========            -------

Diluted Per Share Data: (1)
Income (loss) from continuing
   operations                       $  (0.13)          $   0.10          $    0.09            $ (0.03)
Income (loss) from discontinued
   operations                           0.00               0.00              (0.03)             (0.07)
                                    --------           --------          ---------            -------

Net income (loss) (2)               $  (0.13)          $   0.10          $    0.06            $ (0.10)
                                    ========           ========          =========            =======



                                                                       1996
                                    ---------------------------------------------------------------------------
                                         MARCH 30           JUNE 29         SEPTEMBER 28         DECEMBER 31
                                    -----------------  ----------------- -----------------    -----------------
                                                    (In Thousands, except per share amounts)

Net sales                           $15,395    100.0%  $ 24,099   100.0% $  22,485  100.0%    $28,215    100.0%
Gross profit                          3,383     22.0      6,836    28.4      5,697   25.3       8,944     31.7
Non-cash ESOP compensation              758      4.9        809     3.4        646    2.9         599      2.1
Operating income (loss)              (1,147)    -7.5      2,181     9.1      1,106    4.9       4,120     14.6
Income (loss) from continuing
   operations before income taxes    (1,163)    -7.6      2,022     8.4        895    4.0       4,033     14.3
Income (loss) from continuing
   operations                          (806)    -5.2      1,104     4.6        497    2.2       2,400      8.5
Income (loss) from discontinued
   operations, net of tax               295      1.9       (131)   -0.5       (117)  -0.5      (1,415)    -5.0
                                    -------            --------          ---------            -------

Net income (loss)                   $  (511)    -3.3%  $    973     4.0% $     380    1.7%    $   985      3.5%
                                    =======            ========          =========            =======
Basic Per Share Data: (1)
Income (loss) from continuing
   operations                       $ (0.13)           $   0.17          $    0.08            $  0.36
Income (loss) from discontinued
   operations                          0.05               (0.02)             (0.02)             (0.21)
                                    -------            --------          ---------            -------

Net income (loss) (2)               $ (0.08)           $   0.15          $    0.06            $  0.15
                                    =======            ========          =========            =======

Diluted Per Share Data: (1)
Income (loss) from continuing
   operations                       $ (0.13)           $   0.16          $    0.07            $  0.34
Income (loss) from discontinued
  operations                           0.05               (0.02)             (0.01)             (0.20)
                                    -------            --------          ---------            -------

Net income (loss) (2)               $ (0.08)           $   0.14          $    0.06            $  0.14
                                    =======            ========          =========            =======

(1) In 1997, the Company adopted SFAS No. 128, Earnings Per Share. The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the effect of outstanding stock options, if dilutive, in each respective year. See Note 2 to the consolidated financial statements for a reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding. All periods presented have been restated to conform to this presentation.

(2) The sum of the quarterly per share amounts are different from the annual per share amounts because of differences in the weighted average number of common and common equivalent shares used in the quarterly and annual computations.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and growth from internally generated funds, seasonal borrowings under its bank line of credit and other short-term borrowings. The Company's primary capital requirements are for working capital, debt service, capital expenditures and dividends.

The following table presents a summary of the Company's cash flows for each of the three years in the period ended December 31, 1997.

                                                                             YEAR ENDED DECEMBER 31,
                                                                      1997              1996            1995
                                                                  ----------         ----------        -------
                                                                                     (In thousands)
Net cash provided by operations                                   $      368         $    6,241        $  2,059
Capital expenditures                                                  (2,053)            (2,798)         (2,181)
Proceeds from sales of assets                                          1,023                  1              37
Purchase of subsidiary, net of cash acquired                               0             (1,374)              0
Net repayments or short-term borrowings                                 (280)            (2,181)              0
Net payments on long-term debt                                        (1,656)              (400)         (1,317)
Net proceeds from issuance of common stock                                 0                  0          19,397
Purchase of treasury stock                                              (774)                 0               0
Proceeds from exercise of stock options                                   44                186              25
Cash dividends paid                                                     (822)              (768)         (1,220)
Other, net                                                                 0                  0               9
                                                                  ----------         ----------        --------

Net increase (decrease) in cash and
    short-term investments                                        $   (4,150)        $  (1,093)        $ 16,809
                                                                  ==========         ==========        ========

         The Company's operations over the last three years have generated cash of approximately $8.7 million, which has been used to eliminate short-term debt, service long-term debt, finance capital expenditures, fund acquisitions and pay dividends. During this period, the Company has also applied working capital to increase inventories by $9.9 million.

         As a result of its seasonal business cycle, the Company finances interim working capital requirements under an unsecured line of credit with its principal lender. The line of credit has a current maximum of $30,000,000 and expires on July 31, 1999. Interest on the line of credit is payable monthly at a variable rate of 30-day LIBOR plus 1.25%. During 1997, the Company had an average month-end balance of $6.4 million with a maximum month-end balance of $19.8 million.

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

         On July 18, 1995, the Company closed the sale of 2,300,000 shares of common stock at a price of $9.50 per share in connection with the initial public offering of its stock. The proceeds of the Offering, net of an underwriting discount of $1,530,000 and expenses of $923,000, were $19,397,000. Through the date of this Annual Report, the Company has used approximately $4.5 million of the proceeds to fund capital expenditures and the acquisition of HEAT. See Note 10 to Notes to Consolidated Financial Statements. The Company plans to use the remaining proceeds of the Offering to fund future acquisitions and capital expenditures and, to the extent not so used, to reduce outstanding indebtedness, for working capital or for other general corporate purposes. The Company may also use a portion of the proceeds of the Offering and funds generated from its operations to acquire shares of its common stock in accordance with the Company's share repurchase program. Pending such uses, the Company has invested the remaining proceeds of the Offering in commercial paper and other low-risk, highly liquid securities.

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

         The Company believes that cash flow from operations, together with the Company's unused borrowing capacity and the remaining proceeds from the Offering, will be sufficient to fund the Company's operating needs for the foreseeable future. In addition, to provide any additional funds necessary for the continued pursuit of the Company's growth strategies, the Company may incur, from time to time, additional short- and long-term bank indebtedness and may issue, in public or private transactions, its equity and debt securities, the availability and terms of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company. It is anticipated that during 1998, the Company will expend approximately $1.4 million for capital expenditures.

CREDIT RISK

         The Company extends credit to a wide range of customers and offers payment terms ranging from 30 days to early-booking terms which can be as long as ten months. The Company does not believe that it has a significant concentration of credit risk in any one geographic area or market segment. There can be no assurance that such concentration of credit risk may not develop in the future. Currently, the Company purchases credit insurance which provides coverage for losses on accounts receivable with certain primary customers.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company, including the report of independent accountants, the consolidated balance sheets as of December 31, 1997 and 1996, the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995 and notes to the consolidated financial statements are set forth on pages F-1 through F-19 of this Annual Report on Form 10-K. In addition, on page S-1 of this Annual Report on Form 10-K, the supplemental financial statement schedule, as required by Item 8, is provided.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         See the "Election of Directors," "Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of the proxy statement for the 1998 Annual Meeting of Stockholders of the Company, which sections are incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

         See the "Remuneration of Executive Officers" section of the proxy statement for the 1998 Annual Meeting of Stockholders of the Company, which section is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) See the "Principal Stockholders" section of the proxy statement for the 1998 Annual Meeting of Stockholders of the Company, which section is incorporated herein by reference.

         (b) See the "Election of Directors" and "Principal Stockholders" sections of the proxy statement for the 1998 Annual Meeting of Stockholders of the Company, which sections are incorporated herein by reference.

         (c) There are no arrangements known to the Company the operation of which may at a subsequent date result in a change in control of the Company.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         No information is required to be included herein pursuant to Item 404 of Regulation S-K, which requires disclosure of certain information with respect to certain relationships or related transactions of the directors and management of the Company.



                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      Certain documents filed as part of Form 10-K

                  1.       Financial Statements.

Description                                                                                                    Page
-----------                                                                                                    ----
Report of Independent Public Accountants...............................................................         F-1

Consolidated Balance Sheets as of December 31, 1997 and 1996...........................................         F-2

Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995.............         F-4

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996
  and 1995.............................................................................................         F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995 ............         F-6

Notes to Consolidated Financial Statements.............................................................         F-7

         2.       Financial Statement Schedule.

                  The financial statement schedule required by Regulation S-X is filed as part of Exhibit S of this Annual Report on Form 10-K, as listed below:

                  Schedule Supporting the Consolidated Financial Statements:

                                                                     Page
                                                                     ----
                  Schedule II - Valuation and Qualifying Accounts    S-2

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


Exhibit
Number                              Description of Exhibit
-------                             ----------------------
*   3(a)                   Form of Restated Certificate of Incorporation of Martin Industries, Inc. which was filed as Exhibit 3(a) to the Company's Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).

*   3(b)                   Amended and Restated Bylaws of Martin Industries, Inc. which were filed as Exhibit
                           3(b) to the Registrant's Quarterly Report on Form 10-Q for the 26-week period ended
                           June 28, 1997 (Commission File No. 0-26228).

*   4                      Article 4 of the Restated Certificate of Incorporation of Martin Industries, Inc.
                           (included in Exhibit 3(a)).

*   10(a)                  Martin Industries, Inc. Employee Stock Ownership Plan, as amended, which was filed as Exhibit 10(a) to the Company's Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432) and, with respect to Amendment No. 7 thereto, as filed as Exhibit 10(a) to the Company's

                           Quarterly Report on Form 10-Q for the 13-week period ended September 30, 1995
                           (Commission File No. 0-26228).

* 10(b)                    Martin Industries, Inc. Employee Stock Ownership Trust Agreement between Martin
                           Industries, Inc., Bill G. Hughey, James W. Truitt and James D. Wilson dated
                           November 12, 1992, as amended, which was filed as Exhibit 10(b) to the Company's
                           Registration Statement on Form S-1 filed with the Commission on March 17, 1995
                           (Registration No. 33-90432).

* 10(c)                    Loan Agreement by and between Martin Industries, Inc. and AmSouth Bank N.A.
                           dated January 7, 1993 in the principal amount of $11,934,000, as amended, which was filed as Exhibit 10(c) to the Company Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).

* 10(d)                    Term Note by Martin Industries, Inc. in favor of AmSouth Bank, N.A. dated January
                           7, 1993 in the principal amount of $11,934,000 which was filed as Exhibit 10(d)
                           to the Company's Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).

* 10(e)                    Loan and Security Agreement by and between Bill G. Hughey, James W. Truitt and
                           James D. Wilson, as trustees of the Martin Industries, Inc. Employee Stock
                           Ownership Plan and Related Trust (the "ESOP"), and Martin Industries, Inc. dated
                           January 7, 1993 in the principal amount of $11,934,000 which was filed as Exhibit
                           10(f) to the Company's Registration Statement on Form S-1 filed with the
                           Commission on March 17, 1995 (Registration No. 33-90432).

* 10(f)                    Promissory Note by Bill G. Hughey, James W. Truitt and James D. Wilson, as
                           trustees of the ESOP, in favor of Martin Industries, Inc. dated January 7, 1993, in the principal amount of $11,934,000 which was filed as Exhibit 10(g) to the
                           Company's Registration Statement on Form S-1 filed with the Commission on March
                           17, 1995 (Registration No. 33-90432).

* 10(g)                    Interest Rate Swap Agreement by and between Martin Industries, Inc. and AmSouth
                           Bank, N.A. dated November 3, 1992 which was filed as Exhibit 10(h) to the
                           Company's Registration Statement on Form S-1 filed with the Commission on March
                           17, 1995 (Registration No. 33-90432).

* 10(h)                    Martin Industries, Inc. 1988 Nonqualified Stock Option Plan, as amended, which was filed as Exhibit 10(l) to the Company's Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).

* 10(i)                    Executive Supplemental Income Plan Guidelines and Form of Supplemental Income
                           Agreement which was filed as Exhibit 10(n) to the Company's Registration
                           Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration
                           No. 33-90432).

* 10(j)                    Supplemental Executive Retirement Plan which was filed as Exhibit 10(o) to the
                           Company's Registration Statement on Form S-1 filed with the Commission on March
                           17, 1995 (Registration No. 33-90432).

* 10(k)                    Lease Agreement by and between the Industrial Development Board for the City of Florence and Martin Industries, Inc. dated August 1, 1978 which was filed as
                           Exhibit 10(p) to the Company's Registration Statement on Form S-1 filed with the
                           Commission on March 17, 1995 (Registration No. 33-90432).

* 10(l)                    Lease Agreement by and between the Industrial Development Board for the City of Athens and Martin Stamping & Stove Company, predecessor corporation to
                           Martin Industries, Inc., dated December 1, 1964 which was filed as Exhibit 10(q)
                           to the Company's Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).

* 10(m)                    Renewal Option Agreement between the Industrial Development Board of the City of Athens and Martin Stamping & Stove Company, predecessor corporation to
                           Martin Industries, Inc., dated December 1, 1964 which was filed as Exhibit 10(r)
                           to the Company's Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).

* 10(n)                    Purchase Option Agreement between the Industrial Development Board of the City of Athens and Martin Stamping & Stove Company, predecessor corporation to
                           Martin Industries, Inc., dated December 1, 1964 which was filed as Exhibit 10(s)
                           to the Company's Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).

* 10(o)                    First Amendment to Loan Agreement and Other Loan Documents by and between
                           Martin Industries, Inc. and AmSouth Bank of Alabama dated as of March 15, 1995 which was filed as Exhibit 10(u) to the Company's Registration Statement on Form
                           S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).

* 10(p)                    Share Purchase Agreement dated February 1, 1996, by and among the Company,
                           1166081 Ontario Inc., certain shareholders of Hunter Energy and Technologies Inc.,
                           1061099 Ontario Inc. and 679401 Ontario Inc. and all of the shareholders of Airform
                           Fabrics Inc. which was filed as Exhibit 2.1 to the Company's Current Report on
                           Form 8-K as filed with the Commission on February 16, 1996 (Commission File
                           No. 0-26228).

* 10(q)                    Share Purchase Agreement dated as of February 1, 1996, by and among 1166081
                           Ontario Inc., Iain J. Richmond, Donald A. Hunter, Andrew St. Germaine and
                           Donshardan Investments Ltd. which was filed as Exhibit 2.2 to the Company's
                           Current Report on Form 8-K as filed with the Commission on February 16, 1996
                           (Commission File No. 0-26228).

* 10(r)                    Second Amendment to Loan Agreements and Other Loan Documents dated as of
                           March 28, 1996, by and between Martin Industries, Inc. and AmSouth Bank of
                           Alabama which was filed as Exhibit 10(y) to the Company's Annual Report on Form
                           10-K as filed with the Commission on March 30, 1996 (Commission File No. 0-
                           26228).

* 10(s)                    Term Note by Martin Industries, Inc. in favor of AmSouth Bank of Alabama dated
                           March 28, 1996, in the principal amount of $5,000,000 which was filed as Exhibit
                           10(z) to the Company's Annual Report on Form 10-K as filed with the Commission on March 30, 1996 (Commission File No. 0-26228).

* 10(t)                    Martin Industries, Inc. 1996 Non-Employee Directors' Stock Option and Deferred
                           Compensation Plan which was filed as Exhibit 10(x) to the Company's Annual
                           Report on Form 10-K as filed with the Commission on March 31, 1997 (Commission
                           File No. 0-26228).

* 10(u)                    Amendment No. 6 to Martin Industries, Inc. 1988 Nonqualified Stock Option Plan
                           which was filed as Exhibit 10(y) to the Company's Annual Report on Form 10-K
                           as filed with the Commission on March 31, 1997 (Commission File No. 0-26228).

* 10(v)                    Martin Industries, Inc. Amended and Restated 1994 Nonqualified Stock Option Plan
                           which was filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K
                           as filed with the Commission on March 31, 1997 (Commission File No. 0-26228).

* 10(w)                    Amendment No. 8 to Martin Industries, Inc. Employee Stock Ownership Plan which was filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for
                           the 39-week period ended September 27, 1997 (Commission File No. 0-26228).

* 10(x)                    Third Amendment to Loan Agreement and Other Loan Documents dated as of
                           August 28, 1997 by and between Martin Industries, Inc. and AmSouth Bank filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the 39-week period ended September 27, 1997 (Commission File No. 0-26228).

* 10(y)                    Modified, Amended and Restated Line of Credit Note dated as of August 28, 1997 by and between Martin Industries, Inc. and AmSouth Bank filed as Exhibit 10(c)
                           to the Company's Quarterly Report on Form 10-Q for the 39-week period ended
                           September 27, 1997 (Commission File No. 02-26228).

  10(z)                    Retention and Termination Agreement dated January 22, 1998 between Martin
                           Industries, Inc. and Roderick V. Schlosser.

  10(aa)                   Retention and Termination Agreement dated January 22, 1998 between Martin
                           Industries, Inc. and Louis J. Martin, II

  10(bb)                   Retention and Termination Agreement dated January 22, 1998 between Martin
                           Industries, Inc. and Robert W. Wintersteen.

  10(cc)                   Retention and Termination Agreement dated January 22, 1998 between Martin
                           Industries, Inc. and J. Reid Roney.

  21                       Subsidiaries of the Company.

  23                       Consent of Arthur Andersen LLP.

  24                       Powers of Attorney.

  27                       Financial Data Schedule (Electronic Submission only).

  27(a)                    Restated Financial Data Schedule for the Fiscal Quarter Ended September
                           27, 1997 (Electronic Submission only).

  27(b)                    Restated Financial Data Schedule for the Fiscal Quarter Ended June 28,
                           1997 (Electronic Submission only).

  27(c)                    Restated Financial Data Schedule for the Fiscal Quarter Ended March 29,
                           1997 (Electronic Submission only).

  27(d)                    Restated Financial Data Schedule for the Year Ended December 31, 1996
                           (Electronic Submission only).

  27(e)                    Restated Financial Data Schedule for the Fiscal Quarter Ended September
                           28, 1996 (Electronic Submission only).

  27(f)                    Restated Financial Data Schedule for the Fiscal Quarter Ended June 29,
                           1996 (Electronic Submission only).

  27(g)                    Restated Financial Data Schedule for the Fiscal Quarter Ended March 30,
                           1996 (Electronic Submission only).

  27(h)                    Restated Financial Data Schedule for the Year Ended December 31, 1995
                           (Electronic Submission only).



-------------------
*  Incorporated by reference.


         (d)      Financial Statement Schedule.

                  Schedule II - Valuation and Qualifying Accounts

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

         With the exception of historical information, the matters and statements discussed, made or incorporated by reference in this Annual Report on Form 10-K constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these "forward-looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "believes," "estimates," "expects" and similar phrases. In addition, the Company and its representatives may from time to time make other oral or written statements that are also forward-looking statements. Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks and uncertainties include, but are not limited to, those associated with general economic cycles; the cyclical nature of the industries in which the Company operates and the factors related thereto, including consumer confidence levels, inflation, employment and income levels, the availability of credit, and factors affecting the housing industry; the potential in the Company's business to experience significant fluctuations in quarterly earnings; the Company's business strategy, including its strategy of pursuing acquisitions and new product development; potential losses from product liability and personal injury lawsuits; the effects of seasonality and weather conditions on the Company's home heating product sales and other sales; fluctuations in quarterly earnings due to ESOP accounting; the effect of existing and new governmental and environmental regulations applicable to the Company; the dependence of the Company on key personnel; the highly competitive nature of each of the industries in which the Company operates; the volatility of the stock price at which outstanding shares of the Company may trade from time to time; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Commission. The Company expressly disclaims any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Martin Industries, Inc.:

We have audited the accompanying consolidated balance sheets of MARTIN INDUSTRIES, INC. (a Delaware corporation) AND SUBSIDIARY as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martin Industries, Inc. and subsidiary as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                                 /s/ ARTHUR ANDERSEN LLP


Birmingham, Alabama
February 16, 1998

                            MARTIN INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                                DECEMBER 31,
                                                                         1997                  1996
                                                                --------------------    --------------------

CURRENT ASSETS:
   Cash and short-term investments                              $         15,157,000    $         19,326,000
   Accounts and notes receivable, less allowance for
     doubtful accounts of $432,000 and $419,000,
     respectively                                                         10,106,000              17,788,000
   Inventories                                                            24,884,000              18,346,000
   Refundable income taxes                                                   269,000                       0
   Deferred tax benefits                                                   3,488,000               3,401,000
   Prepaid expenses and other assets                                       1,811,000               1,786,000
                                                                --------------------    --------------------

                                                                          55,715,000              60,647,000
                                                                --------------------    --------------------

PROPERTY, PLANT AND EQUIPMENT:
   Land and improvements                                                   1,289,000               1,320,000
   Construction in progress                                                    2,000                 521,000
   Buildings                                                               8,276,000               8,147,000
   Machinery and equipment                                                13,337,000              12,976,000
                                                                --------------------    --------------------

                                                                          22,904,000              22,964,000
   Less accumulated depreciation and amortization                         12,587,000              12,189,000
                                                                --------------------    --------------------

                                                                          10,317,000              10,775,000
                                                                --------------------    --------------------

OTHER NONCURRENT ASSETS:
   Deferred tax benefits                                                     581,000                 653,000
   Other                                                                   4,367,000               4,269,000
                                                                --------------------    --------------------

                                                                           4,948,000               4,922,000
                                                                --------------------    --------------------

                                                                $         70,980,000    $         76,344,000
                                                                ====================    ====================



   The accompanying notes are an integral part of these consolidated balance sheets.

                            MARTIN INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                DECEMBER 31,
                                                                         1997                  1996
                                                                --------------------    --------------------
CURRENT LIABILITIES:
   Notes payable                                                $            481,000    $            742,000
   Current portion of long-term debt                                       1,750,000               1,792,000
   Accounts payable                                                        3,496,000               4,467,000
   Accrued income taxes payable                                                    0                 602,000
   Accrued liabilities:
     Payroll and employee benefits                                         2,699,000               3,068,000
     Product liability                                                       651,000                 560,000
     Warranty                                                              1,535,000               1,299,000
     Workers' compensation                                                   572,000                 602,000
     Other                                                                 1,359,000               2,609,000
                                                                --------------------    --------------------

                                                                          12,543,000              15,741,000
                                                                --------------------    --------------------
NONCURRENT LIABILITIES:
   Long-term debt                                                          8,599,000              10,263,000
   Deferred compensation                                                   2,197,000               2,183,000
   Other                                                                      18,000                 125,000
                                                                --------------------    --------------------

                                                                          10,814,000              12,571,000
                                                                --------------------    --------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 1,000,000 shares
     authorized; no shares issued and outstanding                                  0                       0
   Common stock, $.01 par value; 20,000,000
     shares authorized; 9,748,746 shares issued
     at December 31, 1997 and 9,748,000 at
     December 31, 1996                                                        97,000                  97,000
   Paid-in capital                                                        26,863,000              25,866,000
   Retained earnings                                                      29,501,000              31,035,000
   Foreign currency translation adjustment                                  (372,000)                 25,000
                                                                --------------------    --------------------
                                                                          56,089,000              57,023,000
   Less:
   Treasury stock at cost (1,104,105 shares at
     December 31, 1997 and 1,021,925 shares at
     December 31, 1996)                                                    2,590,000               1,911,000
   Unearned compensation                                                   5,876,000               7,080,000
                                                                --------------------    --------------------

                                                                          47,623,000              48,032,000
                                                                --------------------    --------------------

                                                                $         70,980,000    $         76,344,000
                                                                ====================    ====================

   The accompanying notes are an integral part of these consolidated balance sheets.

                            MARTIN INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        YEAR ENDED DECEMBER 31,
                                                             1997                1996              1995
                                                       ----------------    ---------------    ---------------

NET SALES                                              $     87,351,000    $    90,194,000    $    75,905,000
Cost of Sales                                                67,521,000         65,334,000         55,113,000
                                                       ----------------    ---------------    ---------------

GROSS PROFIT                                                 19,830,000         24,860,000         20,792,000
                                                       ----------------    ---------------    ---------------

Operating Expenses:
   Selling                                                    9,914,000          9,055,000          6,671,000
   General and Administrative                                 6,599,000          6,733,000          4,887,000
   Non-cash ESOP Compensation                                 1,905,000          2,812,000          2,850,000
                                                       ----------------    ---------------    ---------------

                                                             18,418,000         18,600,000         14,408,000
                                                       ----------------    ---------------    ---------------

OPERATING INCOME                                              1,412,000          6,260,000          6,384,000
Interest Expense                                              1,486,000          1,392,000          1,154,000
Interest Income                                                (902,000)          (919,000)          (615,000)
                                                       ----------------    ---------------    ---------------

INCOME FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES                                                 828,000          5,787,000          5,845,000
Provision for Income Taxes                                      576,000          2,592,000          2,624,000
                                                       ----------------    ---------------    ---------------

INCOME FROM CONTINUING OPERATIONS                               252,000          3,195,000          3,221,000

Income from Discontinued Operations, Net of Tax                       0             62,000          1,349,000
Loss on Disposal of Discontinued Operations, Net
   of Tax                                                      (756,000)        (1,430,000)                 0
                                                       ----------------    ---------------    ---------------

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS                 (756,000)        (1,368,000)         1,349,000
                                                       ----------------    ---------------    ---------------

NET INCOME (LOSS)                                      $       (504,000)   $     1,827,000    $     4,570,000
                                                       ================    ===============    ===============

BASIC PER SHARE DATA:
Income from Continuing Operations                      $           0.04    $          0.50    $          0.70
Income (Loss) from Discontinued Operations                        (0.11)             (0.21)              0.29
                                                       ----------------    ---------------    ---------------

Net Income (Loss)                                      $          (0.07)   $          0.29    $          0.99
                                                       ================    ===============    ===============

Weighted Average Number of Common and
   Common Equivalent Shares Outstanding                       6,787,685          6,412,222          4,622,948
                                                       ================    ===============    ===============

DILUTED PER SHARE DATA:
Income from Continuing Operations                      $           0.04    $          0.47    $          0.62
Income (Loss) from Discontinued Operations                        (0.11)             (0.20)              0.26
                                                       ----------------    ---------------    ---------------

Net Income (Loss)                                      $          (0.07)   $          0.27    $          0.88
                                                       ================    ===============    ===============

Weighted Average Number of Common and
   Common Equivalent Shares Outstanding                       7,049,131          6,772,191          5,204,254
                                                       ================    ===============    ===============

DIVIDENDS DECLARED PER SHARE                           $          0.156    $         0.148    $         0.393
                                                       ================    ===============    ===============


 The accompanying notes are an integral part of these consolidated statements.

                            MARTIN INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For the Years Ended December 31, 1995, 1996, and 1997




                                       Common Stock                                                Treasury Stock
                                 ------------------------     Paid-in        Retained       ---------------------------
                                    Shares       Amount       Capital        Earnings          Shares         Amount
                                 ------------  ----------   ------------   ------------     ------------    -----------
BALANCE, DECEMBER 31, 1994          7,448,000  $   74,000   $  2,200,000   $ 27,058,000        1,275,715    $ 2,328,000
Net income                                  0           0              0      4,570,000                0              0
Net proceeds from issuance
  of common stock                   2,300,000      23,000     19,374,000              0                0              0
Dividends ($.393 per share)                 0           0              0     (1,498,000)               0              0
Exercise of stock options                   0           0         16,000              0           (6,000)        (9,000)
Payments received
  on notes receivable                       0           0              0              0                0              0
Fair value of stock
  released to ESOP, net of
  applicable income taxes                   0           0      1,867,000              0                0              0
                                 ------------   ---------   ------------   ------------     ------------    -----------

BALANCE, DECEMBER 31, 1995          9,748,000      97,000     23,457,000     30,130,000        1,269,715      2,319,000
Net income                                  0           0              0      1,827,000                0              0
Dividends ($.148 per share)                 0           0              0       (922,000)               0              0
Exercise of stock options                   0           0        650,000              0         (247,790)      (408,000)
Fair value of stock
  released to ESOP, net of
  applicable income taxes                   0           0      1,759,000              0                0              0
Foreign currency translation
  adjustment                                0           0              0              0                0              0
                                 ------------   ---------   ------------   ------------      -----------    -----------

BALANCE, DECEMBER 31, 1996          9,748,000      97,000     25,866,000     31,035,000        1,021,925      1,911,000
Net loss                                    0           0              0       (504,000)               0              0
Dividends ($.156 per share)                 0           0              0     (1,030,000)               0              0
Issuance of stock under
  dividend reinvestment plan              746           0          4,000              0                0              0
Purchase of treasury stock                  0           0              0              0          140,000        774,000
Exercise of stock options                   0           0         89,000              0          (57,820)       (95,000)
Fair value of stock
  released to ESOP, net of
  applicable income taxes                   0           0        904,000              0                0              0
Foreign currency translation
  adjustment                                0           0              0              0                0              0
                                 ------------  ----------   ------------   ------------      -----------    -----------

BALANCE, DECEMBER 31, 1997          9,748,746  $   97,000   $ 26,863,000   $ 29,501,000        1,104,105    $ 2,590,000
                                 ============  ==========   ============   ============      ===========    ===========

                                                                     Foreign
                                    Notes             Unearned       Currency
                                  Receivable        Compensation    Translation       Total
                                 ------------    ----------------------------------------------
BALANCE, DECEMBER 31, 1994       $      9,000    $    9,547,000     $       0     $  17,448,000
Net income                                  0                 0             0         4,570,000
Net proceeds from issuance
  of common stock                           0                 0             0        19,397,000
Dividends ($.393 per share)                 0                 0             0        (1,498,000)
Exercise of stock options                   0                 0             0            25,000
Payments received
  on notes receivable                  (9,000)                0             0             9,000
Fair value of stock
  released to ESOP, net of
  applicable income taxes                   0        (1,260,000)            0         3,127,000
                                 ------------    --------------     ---------     -------------

BALANCE, DECEMBER 31, 1995                  0         8,287,000             0        43,078,000
Net income                                  0                 0             0         1,827,000
Dividends ($.148 per share)                 0                 0             0          (922,000)
Exercise of stock options                   0                 0             0         1,058,000
Fair value of stock
  released to ESOP, net of
  applicable income taxes                   0        (1,207,000)            0         2,966,000
Foreign currency translation
  adjustment                                0                 0        25,000            25,000
                                 ------------     -------------     ---------     -------------

BALANCE, DECEMBER 31, 1996                  0         7,080,000        25,000        48,032,000
Net loss                                    0                 0             0          (504,000)
Dividends ($.156 per share)                 0                 0             0       ( 1,030,000)
Issuance of stock under
  dividend reinvestment plan                0                 0             0             4,000
Purchase of treasury stock                  0                 0             0          (774,000)
Exercise of stock options                   0                 0             0           184,000
Fair value of stock
  released to ESOP, net of
  applicable income taxes                   0        (1,204,000)            0         2,108,000
Foreign currency translation
  adjustment                                0                 0      (397,000)         (397,000)
                                 ------------     -------------     ---------     -------------

BALANCE, DECEMBER 31, 1997       $          0     $   5,876,000     $(372,000)    $  47,623,000
                                 ============     =============     =========     =============


 The accompanying notes are an integral part of these consolidated statements.

                            MARTIN INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                          YEAR ENDED DECEMBER 31,
                                                                                  1997             1996             1995
                                                                            -------------     -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                        $    (504,000)    $   1,827,000    $    4,570,000
   Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Non-cash loss on disposal of discontinued operations                         187,000         1,430,000                 0
     Depreciation and amortization                                              1,897,000         1,623,000         1,020,000
     Net (gain) loss on sales of assets                                            34,000            39,000           (17,000)
     Provision (credit) for doubtful accounts and notes receivable                200,000          (117,000)         (583,000)
     Provision (credit) to value inventories at LIFO cost                           9,000          (349,000)          490,000
     Provision (credit) for deferred income taxes                                 113,000          (146,000)          390,000
     Non-cash ESOP compensation                                                 1,905,000         2,812,000         2,850,000
     Provision for performance compensation                                             0                 0           338,000
     Provision for deferred compensation                                          251,000           371,000           148,000
     (Increase) decrease in operating assets:
       Accounts and notes receivable                                            7,442,000        (1,988,000)          966,000
       Inventories                                                             (6,585,000)          539,000        (3,820,000)
       Refundable income taxes                                                   (269,000)          512,000          (465,000)
       Prepaid expenses and other assets                                          (44,000)         (573,000)         (411,000)
       Other noncurrent assets                                                   (463,000)         (557,000)          140,000
     Increase (decrease) in operating liabilities:
       Accounts payable                                                          (956,000)       (1,443,000)       (1,580,000)
       Accrued income taxes payable                                              (492,000)        1,404,000                 0
       Accrued liabilities                                                     (2,120,000)          960,000        (1,587,000)
       Other noncurrent liabilities                                              (237,000)         (103,000)         (390,000)
                                                                            -------------     -------------    --------------
         Net cash provided by operating activities                                368,000         6,241,000         2,059,000
                                                                            -------------     -------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                        (2,053,000)       (2,798,000)       (2,181,000)
   Proceeds from sales of assets                                                1,023,000             1,000            37,000
   Purchase of subsidiary, net of cash acquired                                         0        (1,374,000)                0
                                                                            -------------     -------------    --------------
     Net cash used in investing activities                                     (1,030,000)       (4,171,000)       (2,144,000)
                                                                            -------------     -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments on notes payable                                               (280,000)       (2,181,000)                0
   Principal payments on long-term debt                                        (1,656,000)       (5,400,000)       (1,317,000)
   Proceeds from the issuance of long-term debt                                         0         5,000,000                 0
   Net proceeds from issuance of common stock                                           0                 0        19,397,000
   Purchase of treasury stock                                                    (774,000)                0                 0
   Exercise of stock options                                                       44,000           186,000            25,000
   Payments received on notes receivable from sales of stock                            0                 0             9,000
   Cash dividends paid                                                           (822,000)         (768,000)       (1,220,000)
                                                                            -------------     -------------    --------------
     Net cash provided by (used in) financing activities                       (3,488,000)       (3,163,000)       16,894,000
                                                                            -------------     -------------    --------------

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                     (4,150,000)       (1,093,000)       16,809,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           (19,000)          (20,000)                0

CASH AND SHORT-TERM INVESTMENTS AT THE BEGINNING OF THE YEAR                   19,326,000        20,439,000         3,630,000
                                                                            -------------     -------------    --------------

CASH AND SHORT-TERM INVESTMENTS AT THE END OF THE YEAR                      $  15,157,000     $  19,326,000    $   20,439,000
                                                                            =============     =============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest, net                                                          $   1,358,000     $   1,298,000    $    1,137,000
     Income taxes, net                                                      $     877,000     $   1,196,000    $    3,494,000


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

         The Company's business is seasonal and cyclical with the potential for significant fluctuations in earnings. These fluctuations may be affected by weather conditions, general economic conditions, inflation, employment, the level of consumer confidence, and factors impacting the housing industry.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The consolidated financial statements include the accounts and transactions of the Company and its wholly owned Canadian subsidiary, 1166081 Ontario Inc. All significant intercompany accounts and transactions have been eliminated in consolidation (see Note 10).

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

         INVENTORIES

         Substantially all of the Company's inventories are valued at last-in, first-out ("LIFO") cost, which is not in excess of market. An analysis of inventories at December 31, 1997 and 1996 follows:


                                                                                       1997              1996
                                                                                  -------------    -------------
              Inventories valued at first-in, first-out ("FIFO") cost:
                  Raw materials and purchased parts                               $  12,467,000    $  10,570,000
                  Work-in-process                                                     5,194,000        4,281,000
                  Finished goods                                                     12,803,000        9,066,000
                                                                                  -------------    -------------

                                                                                     30,464,000       23,917,000
                  Less excess of FIFO over LIFO cost                                  5,580,000        5,571,000
                                                                                  -------------    -------------

                                                                                  $  24,884,000    $  18,346,000
                                                                                  =============    =============

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

         Worker's compensation claims are accrued currently for management's estimated cost of claims incurred, including related expenses, based upon independent actuarial reports and historical claims experience. Product liability and employee medical/dental claims are also accrued currently based on management's estimated cost of claims incurred as determined by reference to historical experience and current claim trends. Management considers the accrued liabilities for unsettled claims to be adequate; however, there is no assurance that the estimates accrued will not vary from the ultimate amounts incurred upon final disposition of all outstanding claims. As a result, periodic adjustments to the reserves will be made as events occur which indicate changes are necessary.

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

         As of December 31, 1997 and December 31, 1996, accumulated amortization of intangibles amounted to $477,000 and $366,000, respectively.

ACCOUNTING FOR STOCK-BASED COMPENSATION

         SFAS No. 123, Accounting for Stock-Based Compensation, requires all businesses to change the disclosures about their employee stock-based compensation plans, recommends changes in the accounting for these plans, and requires those businesses who do not change their accounting to disclose what their earnings and earnings per share would have been if they had changed. SFAS No. 123 recommends, but does not require, that a company value all stock transactions with employees and non-employees at the fair value of the equity instrument. While the Company did adopt SFAS No. 123 effective January 1, 1996, the Company did not change its accounting for stock-based compensation. As a result, the Company has disclosed the required pro forma information (see Note
7).

EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings per Share. This statements is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement for all prior-period earnings per share ("EPS") data presented.

         SFAS No. 128 simplifies the standards for computing EPS previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with the presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for the Company.

         Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. Diluted EPS has been computed based on the weighted average number of shares outstanding, including the effect of outstanding stock options, if dilutive, in each respective year.

         A reconciliation of shares as the denominator of the basic EPS computation to the diluted EPS computation is as follows:

                                                             1997              1996              1995
                                                             ----              ----              ----
      Weighted average shares-basic,
        excluding ESOP and stock
        option effects                                      5,245,114        5,172,386         3,729,361

      Weighted average effect of
        ESOP shares committed to
        be released                                         1,542,571        1,239,836           893,587

      Dilutive effect of stock options                        261,446          359,969           581,306
                                                            ---------        ---------         ---------

      Weighted average number of
        common and common equivalent
        shares outstanding-diluted                          7,049,131        6,772,191         5,204,254
                                                            =========        =========         =========

NEW ACCOUNTING STANDARDS

         In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of "comprehensive income," which is the total of net income and all other non-owner changes in stockholders' equity and its components. The Company will adopt the new rules in 1998.

         In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131, which supersedes SFAS Nos. 14, 18, 24, and 30, establishes new standards for segment reporting using the "management approach" in which reportable segments are based on the same criteria on which management disaggregates a business for making operating decisions and assessing performance. The Company will adopt the new rules in 1998. The new rules are not expected to differ significantly from the Company's present segment reporting.

         In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132, which supersedes SFAS Nos. 87, 88, and 106, standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful as they were when SFAS Nos. 87, 88, and 106, were issued. The Company will adopt the new rules in 1998. The new rules are not expected to have a significant impact on the Company's financial reporting.

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

PRIOR YEAR RECLASSIFICATION

         Certain prior year amounts have been reclassified to conform with the current year's presentation.

3.       INCOME TAXES

         An analysis of the provision (credit) for income taxes from continuing operations for the years ended December 31, 1997, 1996 and 1995 follows:


                                                         1997                 1996                1995
                                                     ------------        -------------        ------------
Federal:
         Current                                     $  1,103,000        $   2,460,000        $  1,997,000
         Deferred                                        (385,000)             (95,000)            349,000
                                                     ------------         -------------       ------------
                                                          718,000            2,365,000           2,346,000
State/Provincial:
         Current                                           76,000              278,000             237,000
         Deferred                                        (218,000)             (51,000)             41,000
                                                     ------------        -------------        ------------
                                                         (142,000)             227,000             278,000
                                                     ------------        -------------        ------------
                                                     $    576,000        $   2,592,000        $  2,624,000
                                                     ============        =============        ============

         The amount of income taxes attributable to the Canadian subsidiary has not been presented separately as the amount is not material.

         The provisions for income taxes from continuing operations differ from the amounts computed by applying the federal statutory rate due to the following:

                                                           1997                 1996              1995
                                                     ----------------     ---------------     ------------
         Tax provision at the federal
            statutory rate                           $     282,000        $  1,968,000        $  1,987,000
         State income taxes, net of federal
            income tax benefit                             (94,000)            150,000             183,000
         Non-cash ESOP compensation                        238,000             546,000             563,000
         Other                                             150,000             (72,000)           (109,000)
                                                     -------------        ------------        ------------
                                                     $     576,000        $  2,592,000        $  2,624,000
                                                     =============        ============        ============

         Temporary differences which create net deferred tax benefits at December 31, 1997 and 1996 are as follows:

                                                                               1997               1996
                                                                         -------------        -------------
         Canadian net operating loss carryforward                         $  1,713,000        $    991,000
         Accrued loss on disposal of discontinued operations                   114,000             861,000
         Deferred compensation                                                 826,000             821,000
         Allowance for doubtful accounts                                       153,000             146,000
         Accrued performance compensation                                      279,000             330,000
         Accrued product liability                                             245,000             211,000
         Accrued worker's compensation                                         215,000             214,000
         Inventory                                                             498,000             368,000
         Accrued warranty                                                      295,000             246,000
         Depreciation                                                         (787,000)           (745,000)
         Accrued vacation                                                      225,000             237,000
         Accrued medical claims                                                271,000             310,000
         Other                                                                  22,000              64,000
                                                                          ------------        ------------
                                                                          $  4,069,000        $  4,054,000
                                                                          ============        ============

         The Company has not recorded a valuation allowance for deferred tax benefits as realization is considered more likely than not due to significant income taxes paid by the Company in prior years and the consideration of certain tax planning strategies.

4.       LONG-TERM DEBT

         The Company's long-term debt at December 31, 1997 and 1996 is as follows:

                                                                              1997                1996
                                                                          ------------        ------------
         Bank term loan (ESOP), variable rate, 8.11%
            and 7.91% at December 31, 1997 and 1996,
            respectively, secured by fixed assets of
            the Company                                                   $  5,967,000        $  7,160,000
         Bank term loan, fixed rate of 6.90%, unsecured                      4,250,000           4,750,000
         Capitalized lease obligations, interest rates ranging
            from 5.90% to 7.46% at December 31, 1997
            and 1996, secured by automotive and computer
            equipment                                                          116,000              71,000
         Other                                                                  16,000              74,000
                                                                          ------------        ------------
                                                                            10,349,000          12,055,000
         Less current maturities                                             1,750,000           1,792,000
                                                                          ------------        ------------
                                                                          $  8,599,000        $ 10,263,000
                                                                          ============        ============

         In connection with the establishment of the ESOP, on January 7, 1993, the Company obtained a bank term loan amounting to $11,934,000 due over a ten-year period at a rate of 79.5% of prime plus 1.35%. Simultaneously, the Company entered into a separate interest rate swap agreement with the bank which carried a notional principal amount of $11,934,000 (which notional amount amortizes corresponding with the loan balance), on which the Company receives payments based on a variable rate (6.76% and 6.56% at December 31, 1997 and 1996 respectively) and makes payments based on a fixed rate of 6.86%. This agreement is designed to fix the interest rate on the debt for seven years at 8.21%. The bank term loan proceeds were loaned by the Company to the ESOP (see Notes 2 and 7), which utilized the funds together with a $54,000 cash contribution from the Company to purchase 3,489,115 shares of common stock from existing stockholders. The terms of the Company loan to the ESOP are substantially similar to the terms under the bank term loan. The Company is obligated to repay the bank term loan in semi-annual principal payments of $596,700 each and has pledged the fixed assets of the Company as collateral on the loan. The bank term loan also requires the Company to meet certain defined covenants and ratios (i.e., debt service coverage, working capital, and net worth) common to such agreements, all of which the Company was in compliance with at December 31, 1997.

         During 1996, in connection with the acquisition of the Canadian subsidiary, the Company obtained a $5,000,000 bank term loan which was utilized to refinance the subsidiary's debt. The bank term loan requires semi-annual principal payments in the amount of $250,000 and matures on March 15, 2003.

         The total debt maturing in each of the next five years at December 31, 1997 is as follows:

                                    1998                               $      1,750,000
                                    1999                                      1,735,000
                                    2000                                      1,708,000
                                    2001                                      1,707,000
                                    2002                                      1,699,000
                                    Thereafter                                1,750,000
                                                                       ----------------
                                                                       $     10,349,000
                                                                       ================

5.       BANK LINE OF CREDIT

         At December 31, 1997, the Company maintained an unsecured bank line of credit of up to a maximum of $30,000,000 which is to be utilized to finance inventories and receivables on an interim basis. Interest on the line of credit is payable monthly at a variable rate based on the 30-day London Interbank Offered Rate ("LIBOR") plus 1.25%. The existing line agreement expires on July 31, 1999. There were no amounts outstanding on the line at December 31, 1997 and 1996. The maximum and average amounts of borrowings outstanding under the line of credit were $19,791,000 and $6,404,000, and $13,047,000 and $4,966,000 during 1997 and 1996, respectively. The weighted average interest rates on these borrowings during 1997 and 1996 were 6.9% and 6.7%, respectively.

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

7.       EMPLOYEE BENEFIT AND COMPENSATION PLANS

EMPLOYEE AND DIRECTOR STOCK OPTION PLANS

         In 1988, the Company adopted the 1988 Stock Option Plan for certain key management personnel. Options granted under the 1988 plan were issued at a total purchase price determined by the Board of Directors, to be satisfied 50% in cash upon exercise of the options and 50% in previously earned but unpaid compensation accrued. The previously earned but unpaid compensation accrued represents compensation utilized to reduce the cash exercise price of the option at the date of grant. The difference in the total purchase price of the options and the estimated fair value of the shares at the date of grant was not material to the Company's consolidated financial statements. Options granted under the 1988 plan are exercisable over a ten-year period beginning one year after the date of grant. At December 31, 1997, there were no options available for grant under this plan.

         In 1994, the Company adopted the 1994 Stock Option Plan for certain officers, directors, and key management employees of the Company. Options granted under the 1994 plan were issued at estimated fair value and are exercisable over a ten-year period beginning one year after the date of grant. Total options issuable under this plan amount to 525,000, of which 124,000, 159,800 and 20,000 were issued in 1997, 1996 and 1995, respectively.

         During 1994, the Company adopted a stock option agreement with a former director and consultant whereby options for 7,000 shares were granted at their estimated fair value. These options are exercisable over a ten-year period beginning one year after the date of grant.

         During 1996, the Company adopted the 1996 Non-Employee Directors' Stock Option and Deferred Compensation Plan whereby directors may elect to receive stock options in lieu of directors' fees. Further, directors may elect to defer all or any portion of the directors' fees in accordance with the terms of the 1996 plan. Options granted under the 1996 plan were issued at estimated fair value and are exercisable over a ten-year period beginning one year after the date of grant. Total options issuable under this plan amount to 100,000, of which 43,809 and 11,574 were issued in 1997 and 1996, respectively.

         The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's income from continuing operations and income from continuing operations per share would have been reduced to the following pro forma amounts:

                                                            1997                 1996           1995
                                                        ------------        -------------   ------------
Income from continuing operations:
                 As Reported                            $     252,000       $   3,195,000   $   3,221,000
                 Pro Forma                              $     142,000       $   2,960,000   $   3,219,000

Income from continuing operations per share:
                 As Reported - diluted                  $        0.04       $        0.47   $        0.62
                 Pro Forma - diluted                    $        0.02       $        0.44   $        0.62


         Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         Information with respect to stock options is summarized as follows:

                                                   1997                      1996                    1995
                                            ------------------       --------------------    -------------------
                                            Shares    Wtd Avg        Shares      Wtd Avg     Shares     Wtd Avg
                                            (000)     Ex Price       (000)       Ex Price    (000)      Ex Price
                                            ------    --------       ------      --------    -----      --------

Outstanding at beginning of year               678    $  3.68           755      $ 2.02        741      $ 1.82
Granted                                        168       5.92           171        7.84         20        9.13
Exercised                                      (58)      1.52          (248)       1.50         (6)       1.50
Forfeited                                       --         --            --          --         --          --
Expired                                         --         --            --          --         --          --
                                            ------                   ------                 ------
Outstanding at end of year                     788    $  4.31           678      $ 3.68        755      $ 2.02
                                            ======                   ======                 ======
Exercisable at end of year                     620    $  3.88           507      $ 2.26        735      $ 1.82
                                            ======                   ======                 ======
Weighted average fair value
     of options granted                     $ 2.59                   $ 3.62                 $ 4.29
                                            ======                   ======                 ======

         The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: risk-free interest rates of 6.10 and 6.03 percent; expected dividend yields of
2.7 and 1.9 percent; expected lives of six years; expected volatility of 50 percent and 48 percent.

         Of the 788,000 options outstanding at December 31, 1997, 368,000 have a range of exercise prices between $1.27 and $1.73 with a weighted average exercise price of $1.54 and a weighted average remaining contractual life of five years. All of these options are exercisable. Of the options outstanding at December 31, 1997, 336,000 have a range of exercise prices between $5.14 and $8.00 with a weighted average exercise price of $6.07 and a weighted average remaining contractual life of nine years. Of these options, 167,824 are exercisable. The remaining 84,000 options outstanding at December 31, 1997 have a range of exercise prices from $9.13 to $9.50 with a weighted average exercise price of $9.41 and a weighted average remaining contractual life of ten years. All of these options are exercisable.

         During 1997, 1996 and 1995, the Company recognized tax benefits related to the exercise of stock options in the amounts of $97,000, $694,000, and $17,000, respectively. The tax benefits were credited to paid-in capital in the respective years.

EMPLOYEE STOCK OWNERSHIP PLAN

         The Company maintains an ESOP which is available to substantially all employees who meet certain age and service requirements. The Company's Board of Directors serves as the ESOP's Administrative Committee and thereby directs the actions of the trustees of the ESOP, who are executive officers of the Company.

         On January 7, 1993, the ESOP received a loan from the Company in the amount of $11,934,000 under substantially similar terms as the Company's bank term loan discussed in Note 4. The ESOP utilized the funds together with a $54,000 initial cash contribution from the Company to purchase 3,489,115 shares of Company common stock from existing stockholders. The ESOP has pledged the common stock purchased as security on the loan from the Company. The outstanding balance due on the loan, which is reflected as unearned compensation in the accompanying consolidated balance sheets, as of December 31, 1997 and 1996 was $5,876,000 and $7,080,000, respectively. Company contributions are made to the ESOP in such amounts as determined by the Company's Board of Directors; however, the Company's contribution must be sufficient to cover principal and interest on the loan to the ESOP.

         During the years ended December 31, 1997, 1996 and 1995, the Company recognized interest expense related to the ESOP debt of $585,000, $688,000 and $782,000, respectively. Non-cash ESOP compensation expense recognized by the Company during the years ended December 31, 1997, 1996 and 1995, which was based on the average fair value of the shares committed to be released as compensation, amounted to $1,905,000, $2,812,000 and $2,850,000, respectively. Additionally, the fair value of shares released in payment of dividends on allocated shares amounted to $208,000, $154,000 and $277,000 in 1997, 1996 and 1995, respectively.

         The difference in the average fair value and the original cost of shares committed to be released as compensation or dividends on allocated shares, net of income taxes, if applicable, was credited to paid-in capital during the years ended December 31, 1997, 1996 and 1995 and amounted to $904,000, $1,759,000 and $1,867,000, respectively.

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

         During 1997, 1996 and 1995, phantom shares of the Company's common stock totaling 11,924, 12,571 and 17,842, respectively, were allocated to participant accounts. Compensation expense equal to the fair value of phantom shares granted is accrued annually together with any change in the fair value of shares previously allocated and resulted in charges (credits) to the consolidated statements of operations in 1997, 1996 and 1995 in the amount of ($85,000), ($2,000) and $237,000, respectively.

PROFIT-SHARING PLAN

         The Company maintains a profit-sharing plan covering substantially all employees. Contributions to the plan are at the discretion of the Board of Directors. As a result of the adoption of the ESOP in 1993, no contributions have been made to the plan since 1992.

         As part of the profit-sharing plan, the Company offers a savings and retirement provision under Section 401(k) of the Internal Revenue Code to substantially all of its employees. Under these provisions, employees may contribute up to 8% of their total compensation to the plan. The Company makes matching contributions up to a maximum of 1% of the employee's compensation, as defined, which amounted to $80,000, $87,000 and $88,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

DEFERRED COMPENSATION PLAN

         The Company maintains a supplemental income plan for certain current or retired employees. The Plan provides for 120 monthly payments starting at age 65 equal to 40% of the employee's regular compensation, as defined. The Company is accruing the net present value of the estimated benefits from the dates of the agreements to the estimated retirement dates. As a part of this program, the Company purchased life insurance on the participants to utilize in funding these obligations. Deferred compensation expense recognized by the Company in the years ended December 31, 1997, 1996 and 1995 amounted to $251,000, $371,000 and $148,000, respectively.

PERFORMANCE COMPENSATION

         During the year ended December 31, 1995, certain incentive compensation was accrued as approved by the Compensation Committee of the Board of Directors based upon the achievement of certain established profit goals. The Company's provision for performance compensation in 1997, 1996 and 1995 amounted to $0, $0 and $338,000, respectively.

RETENTION AND TERMINATION BENEFITS

         In 1998, the Company entered into certain retention and termination agreements with certain key employees which provide for retention and termination benefits to be paid to these employees should continuance of employment be fulfilled by the employee. Both the retention and termination benefits are payable only in the event employment with the Company is terminated in connection with a change in control. Compensation which might become payable under these agreements has not been accrued in the consolidated financial statements as a change in control has not occurred.

DIVIDEND REINVESTMENT PLAN ("DRIP")

         The DRIP was adopted by the Company in 1997 to provide holders of common stock with an opportunity to invest cash dividends on shares of common stock and optional cash payments for additional shares of common stock without payment of any brokerage, commission or service charge. During 1997, 746 shares of common stock were issued as a result of this plan.

8.       FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL
         INSTRUMENTS

         SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires all businesses to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Based upon their remaining term to maturity and the current interest rate environment, the estimated fair value of the Company's financial instruments at December 31, 1997 approximates their carrying value at that date.

         As of December 31, 1997 and as discussed in Note 4, the Company is a party to an interest rate swap, an off-balance-sheet, derivative financial instrument. The interest rate swap carries a current notional amount of $5,967,000 and is accounted for as a 7-year hedge of the bank term loan originated in 1993. The counter-party to the interest rate swap is the Company's primary bank. The Company believes the credit and liquidity risk of the counter-party failing to meet its obligation is remote as the Company settles its interest position with the bank on a quarterly basis. The amount of gain in the interest rate swap currently deferred is its estimated termination benefit of $61,000 as of December 31, 1997.

9.       COMMITMENTS AND CONTINGENCIES

PRODUCT CONTINGENCY

         The Company has experienced production and design problems with certain products manufactured by Hunter Technology, Inc. (see Note 10). These product problems, in some cases, caused the production to be suspended and, therefore, shipments were also suspended. Corrections have been implemented, and all but one of the affected products are back in production. The Company, however, could incur additional costs to make further corrections on products shipped prior to these corrections, and continues to address and evaluate this exposure. At present, the amount of possible exposure is estimated to be in a range of $-0- to $1.5 million.

LEGAL

         The Company is a party to various legal proceedings that are incidental to its business. Certain of these cases filed against the Company and other companies engaged in businesses similar to the Company often allege, among other things, product liability, personal injury and breach of contract and warranty. These kinds of suits sometimes seek the imposition of large amounts of compensatory and punitive damages and trials by jury. In the opinion of management, after consultation with legal counsel responsible for these matters, the ultimate liability, if any, with respect to the proceedings in which the Company is currently involved is not presently expected to have a material adverse effect on the Company. However, the potential exists for unanticipated material adverse judgments against the Company.

LEASES

         The Company had financing lease obligations for a portion of its manufacturing facilities and its central office building. These obligations were classified as financing leases as they contained bargain purchase options which the

Company intends to exercise. Although the Company satisfied the financing lease obligations in a prior year, the bargain purchase options had not been exercised as of December 31, 1997. A summary of the asset balances of the leased facilities follows:

                                                                     1997                    1996
                                                               -------------            ------------
Class of property:
         Land                                                  $     192,000            $    192,000
         Buildings and Machinery                                   2,223,000               2,223,000
                                                               -------------            ------------
                                                                   2,415,000               2,415,000
         Less accumulated amortization                             1,561,000               1,513,000
                                                               -------------            ------------
                                                               $     854,000            $    902,000
                                                               =============            ============

         In addition, the Company has various items of machinery and equipment under operating leases that expire during the next one to five years or are on month-to-month rental terms. Rent expense under all operating leases amounted to $524,000, $463,000 and $449,000 in the years ended December 31, 1997, 1996 and 1995, respectively.

         The following is a schedule of future minimum rental payments by year under operating leases having initial or remaining noncancelable lease terms in excess of one year as of December 31, 1997:

                                    1998                  $    289,000
                                    1999                       224,000
                                    2000                       140,000
                                    2001                        55,000
                                    2002                        38,000
                                    Thereafter                  56,000
                                                          ------------
                                                          $    802,000
                                                          ============

10.      BUSINESS COMBINATION

         On February 1, 1996, the Company's newly formed wholly owned Canadian subsidiary, 1166081 Ontario Inc. ("Martin Canada"), acquired all of the capital stock of Hunter Energy and Technologies, Inc. and 1061099 Ontario Inc., a sister company which owned the land and building leased by Hunter Energy and Technologies, Inc. for its manufacturing operation. This transaction was accounted for under the purchase method of accounting. The aggregate purchase price of approximately $1,943,000 included $850,000 in cash, $729,000 in promissory notes payable and $364,000 paid into escrow. Transaction expenses of $160,000 were incurred. The total purchase price exceeded the fair value of net assets acquired by approximately $2,089,000, which amount is recorded as goodwill (included in other non-current assets) to be amortized over 40 years.

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

         The consolidated results of operations for the year ended December 31, 1996 reflect the operations of the acquisition beginning February 1, 1996. Effective January 1, 1997, Hunter Energy and Technologies, Inc. and 1061099 Ontario, Inc. were amalgamated to form Hunter Technology, Inc.

         The following unaudited pro forma summary presents the consolidated results of continuing operations of the Company as if the business combination had occurred on January 1, 1995:

                                                                       1996                  1995
                                                                 ---------------       --------------
Net sales from continuing operations                             $    90,842,000       $   84,811,000
Income from continuing operations                                $     2,677,000       $    1,517,000
Income from continuing operations per share - diluted            $           .40       $          .29

11.      DISCONTINUED OPERATIONS

         On February 24, 1997, the Company announced that it had elected to discontinue its operations in the metal office furniture segment. The segment's operations have been treated as a discontinued operation for accounting purposes for all years presented. Income from discontinued operations has been reported net of taxes of ($457,000), $37,000, and $813,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company established a reserve at December 31, 1996 of $1,430,000, net of taxes of $861,000, for estimated operating losses ($1,436,000-included in other accrued liabilities) through the date of discontinuance (April, 1997), write-downs of inventory ($100,000) and property, plant and equipment ($510,000) to estimated net realizable value, and estimated costs to discontinue these operations ($245,000). During 1997, the Company exceeded the original estimated reserve by $756,000, net of taxes of $457,000, which is reflected as a loss on disposal of discontinued operations in the Consolidated Statements of Operations. The estimated reserve was exceeded primarily as a result of greater than anticipated credits for damaged and defective merchandise, lower than anticipated margins on sales (due to discounted sales prices and higher than expected freight costs), group insurance costs and write-downs of inventory. The Company recorded an estimated reserve of $187,000, net of taxes of $112,000, for charges to be incurred during 1998.

12.   INDUSTRY SEGMENT INFORMATION

      The Company's operations by industry segment are presented below. These segments have been determined based on the type of business and distribution channel utilized.

                                                                         YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------------------
                                                              1997                1996                 1995
                                                          -------------      -------------       -------------
CONTINUING OPERATIONS:
Net sales:
         Home heating products                            $  69,371,000      $  76,413,000       $  61,618,000
         Leisure and other products                          17,980,000         13,781,000          14,287,000
                                                          -------------      -------------       -------------
                                                          $  87,351,000      $  90,194,000       $  75,905,000
                                                          =============      =============       =============
Gross profit:
         Home heating products                            $  16,135,000      $  22,284,000       $  18,464,000
         Leisure and other products                           3,695,000          2,576,000           2,328,000
                                                          -------------      -------------       -------------
                                                          $  19,830,000      $  24,860,000       $  20,792,000
                                                          =============      =============       =============
Segment contribution: (1)
         Home heating products                            $   8,662,000      $  14,804,000       $  12,986,000
         Leisure and other products                           1,254,000          1,001,000           1,135,000
                                                          -------------      -------------       -------------
                                                          $   9,916,000      $  15,805,000       $  14,121,000
                                                          =============      =============       =============
Identifiable net assets:
         Home heating products                            $  34,657,000      $  31,097,000       $  19,681,000
         Leisure and other products                           7,180,000          4,724,000           4,684,000
                                                          -------------      -------------       -------------
                                                          $  41,837,000      $  35,821,000       $  24,365,000
                                                          =============      =============       =============

DISCONTINUED OPERATIONS:
Net sales                                                 $   5,498,000      $  16,516,000       $  21,420,000

Gross profit                                              $  (1,822,000)     $   1,851,000       $   3,965,000

Segment contribution (loss) (1)                           $  (2,371,000)     $      99,000       $   2,162,000

Identifiable net assets                                   $   1,969,000(2)   $   9,346,000       $  11,872,000

         (1) Segment contribution (loss) consists of gross profit less selling expenses.
         (2) Represents Property, Plant and Equipment-$978,000, Accounts Receivable- $739,000, and Inventory-$252,000 (each net of respective reserves).

                                                                     EXHIBIT S

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To Martin Industries, Inc.:


         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of MARTIN INDUSTRIES, INC. included in this Form 10-K and have issued our report thereon dated February 16, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                             ARTHUR ANDERSEN LLP




Birmingham, Alabama
February 16, 1998

                                                                   SCHEDULE II



                            MARTIN INDUSTRIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997







                                                                     Charged/
                                                Balance at          (Credited)        (Deductions)/
                                                 Beginning           to Costs          Recoveries         Balance at
                                                  of Year          and Expenses            Net            End of Year
                                                  -------          ------------        ----------         -----------

FOR THE YEAR ENDED DECEMBER 31, 1995:
Allowance for doubtful accounts                 $  1,275,000      $    (583,000)      $   (98,000)       $    594,000

FOR THE YEAR ENDED DECEMBER 31, 1996:
Allowance for doubtful accounts                 $    594,000      $    (117,000)      $   (58,000)       $    419,000

FOR THE YEAR ENDED DECEMBER 31, 1997:
Allowance for doubtful accounts                 $    419,000      $     200,000       $  (187,000)       $    432,000

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MARTIN INDUSTRIES, INC.


                            By:        /s/ WILLIAM H. MARTIN, III
                               -----------------------------------------------
                                           William H. Martin, III
                                Chairman, President and Chief Executive Officer

Date:  March 27, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

               Signature                                           Title                               Date
               ---------                                           -----                               ----

        /s/ WILLIAM H. MARTIN, III                      Chairman, President, Chief              March 27, 1998
-----------------------------------------------       Executive Officer and Director
            William H. Martin, III                     (Principal Executive Officer)


          /s/ RODERICK V. SCHLOSSER *                   Vice President of Finance,              March 27, 1998
-----------------------------------------------           Treasurer and Secretary
              Roderick V. Schlosser                  (Principal Financial Officer and
                                                        Principal Accounting Officer)



            /s/ WILLIAM D. BIGGS *                               Director                       March 27, 1998
-----------------------------------------------
                William D. Biggs


           /s/ JIM D. CAUDLE, SR.*                               Director                       March 27, 1998
-----------------------------------------------
               Jim D. Caudle, Sr.


           /s/ HERBERT J. DICKSON *                              Director                       March 27, 1998
-----------------------------------------------
               Herbert J. Dickson


             /s/ BILL G. HUGHEY *                                Director                       March 27, 1998
-----------------------------------------------
                 Bill G. Hughey


            /s/ CHARLES R. MARTIN *                              Director                       March 27, 1998
-----------------------------------------------
                Charles R. Martin


           /s/ LOUIS J. MARTIN, II*                              Director                       March 27, 1998
-----------------------------------------------
               Louis J. Martin, II


             /s/ JAMES J. TANOUS *                               Director                       March 27, 1998
-----------------------------------------------
                 James J. Tanous


    *   By /s/ RODERICK V. SCHLOSSER                                                            March 27, 1998
-----------------------------------------------
               Roderick V. Schlosser
               Attorney-In-Fact

                               INDEX TO EXHIBITS

                                                                                                             Sequential
Exhibit                                                                                                         Page
Number                                     Description of Exhibits                                             Number
-------                                    -----------------------                                           ----------

*  3(a)              Form of Restated Certificate of Incorporation of Martin Industries, Inc. which was filed as Exhibit 3(a) to the Company's Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).

*  3(b)              Amended and Restated Bylaws of Martin Industries, Inc. which were filed as
                     Exhibit 3(b) to the Registrant's Quarterly Report on Form 10-Q for the 26-week period ended June 28, 1997 (Commission File No. 0-26228).

*  4                 Article 4 of the Restated Certificate of Incorporation of Martin Industries, Inc.
                     (included in Exhibit 3(a)).

*  10(a)             Martin Industries, Inc. Employee Stock Ownership Plan, as amended, which was filed as Exhibit 10(a) to the Company's Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432) and, with respect to Amendment No. 7 thereto, as filed as Exhibit 10(a) to the Company's
                     Quarterly Report on Form 10-Q for the 13-week period ended September 30, 1995
                     (Commission File No. 0-26228).

*  10(b)             Martin Industries, Inc. Employee Stock Ownership Trust Agreement between
                     Martin Industries, Inc., Bill G. Hughey, James W. Truitt and James D. Wilson
                     dated November 12, 1992, as amended, which was filed as Exhibit 10(b) to the
                     Company's Registration Statement on Form S-1 filed with the Commission on
                     March 17, 1995 (Registration No. 33-90432).

*  10(c)             Loan Agreement by and between Martin Industries, Inc. and AmSouth Bank N.A.
                     dated January 7, 1993 in the principal amount of $11,934,000, as amended, which was filed as Exhibit 10(c) to the Company Registration Statement on Form S-1
                     filed with the Commission on March 17, 1995 (Registration No. 33-90432).

*  10(d)             Term Note by Martin Industries, Inc. in favor of AmSouth Bank, N.A. dated
                     January 7, 1993 in the principal amount of $11,934,000 which was filed as Exhibit
                     10(d) to the Company's Registration Statement on Form S-1 filed with the
                     Commission on March 17, 1995 (Registration No. 33-90432).

*  10(e)             Loan and Security Agreement by and between Bill G. Hughey, James W. Truitt and
                     James D. Wilson, as trustees of the Martin Industries, Inc. Employee Stock
                     Ownership Plan and Related Trust (the "ESOP"), and Martin Industries, Inc. dated
                     January 7, 1993 in the principal amount of $11,934,000 which was filed as Exhibit
                     10(f) to the Company's Registration Statement on Form S-1 filed with the
                     Commission on March 17, 1995 (Registration No. 33-90432).

*  10(f)             Promissory Note by Bill G. Hughey, James W. Truitt and James D. Wilson, as
                     trustees of the ESOP, in favor of Martin Industries, Inc. dated January 7, 1993, in the principal amount of $11,934,000 which was filed as Exhibit 10(g) to the
                     Company's Registration Statement on Form S-1 filed with the Commission on
                     March 17, 1995 (Registration No. 33-90432).

*  10(g)             Interest Rate Swap Agreement by and between Martin Industries, Inc. and
                     AmSouth Bank, N.A. dated November 3, 1992 which was filed as Exhibit 10(h) to the Company's Registration Statement on Form S-1 filed with the Commission on
                     March 17, 1995 (Registration No. 33-90432).

*  10(h)             Martin Industries, Inc. 1988 Nonqualified Stock Option Plan, as amended, which was filed as Exhibit 10(l) to the Company's Registration Statement on Form S-1
                     filed with the Commission on March 17, 1995 (Registration No. 33-90432).

*  10(i)             Executive Supplemental Income Plan Guidelines and Form of Supplemental
                     Income Agreement which was filed as Exhibit 10(n) to the Company's Registration
                     Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration
                     No. 33-90432).

*  10(j)             Supplemental Executive Retirement Plan which was filed as Exhibit 10(o) to the
                     Company's Registration Statement on Form S-1 filed with the Commission on
                     March 17, 1995 (Registration No. 33-90432).

*  10(k)             Lease Agreement by and between the Industrial Development Board for the City of Florence and Martin Industries, Inc. dated August 1, 1978 which was filed as
                     Exhibit 10(p) to the Company's Registration Statement on Form S-1 filed with the
                     Commission on March 17, 1995 (Registration No. 33-90432).

*  10(l)             Lease Agreement by and between the Industrial Development Board for the City of Athens and Martin Stamping & Stove Company, predecessor corporation to
                     Martin Industries, Inc., dated December 1, 1964 which was filed as Exhibit 10(q)
                     to the Company's Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).

*  10(m)             Renewal Option Agreement between the Industrial Development Board of the City of Athens and Martin Stamping & Stove Company, predecessor corporation to
                     Martin Industries, Inc., dated December 1, 1964 which was filed as Exhibit 10(r)
                     to the Company's Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).

*  10(n)             Purchase Option Agreement between the Industrial Development Board of the City of Athens and Martin Stamping & Stove Company, predecessor corporation to
                     Martin Industries, Inc., dated December 1, 1964 which was filed as Exhibit 10(s)
                     to the Company's Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).

*  10(o)             First Amendment to Loan Agreement and Other Loan Documents by and between
                     Martin Industries, Inc. and AmSouth Bank of Alabama dated as of March 15, 1995 which was filed as Exhibit 10(u) to the Company's Registration Statement on Form
                     S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).

*  10(p)             Share Purchase Agreement dated February 1, 1996, by and among the Company,
                     1166081 Ontario Inc., certain shareholders of Hunter Energy and Technologies
                     Inc., 1061099 Ontario Inc. and 679401 Ontario Inc. and all of the shareholders of
                     Airform Fabrics Inc. which was filed as Exhibit 2.1 to the Company's Current
                     Report on Form 8-K as filed with the Commission on February 16, 1996
                     (Commission File No. 0-26228).

*  10(q)             Share Purchase Agreement dated as of February 1, 1996, by and among 1166081
                     Ontario Inc., Iain J. Richmond, Donald A. Hunter, Andrew St. Germaine and
                     Donshardan Investments Ltd. which was filed as Exhibit 2.2 to the Company's
                     Current Report on Form 8-K as filed with the Commission on February 16, 1996
                     (Commission File No. 0-26228).

*  10(r)             Second Amendment to Loan Agreements and Other Loan Documents dated as of
                     March 28, 1996, by and between Martin Industries, Inc. and AmSouth Bank of
                     Alabama which was filed as Exhibit 10(y) to the Company's Annual Report on
                     Form 10-K as filed with the Commission on March 30, 1996 (Commission File No.
                     0-26228).

*  10(s)             Term Note by Martin Industries, Inc. in favor of AmSouth Bank of Alabama dated
                     March 28, 1996, in the principal amount of $5,000,000 which was filed as Exhibit
                     10(z) to the Company's Annual Report on Form 10-K as filed with the Commission on March 30, 1996 (Commission File No. 0-26228).

*  10(t)             Martin Industries, Inc. 1996 Non-Employee Directors' Stock Option and Deferred
                     Compensation Plan which was filed as Exhibit 10(x) to the Company's Annual
                     Report on Form 10-K as filed with the Commission on March 31, 1997
                     (Commission File No. 0-26228).

*  10(u)             Amendment No. 6 to Martin Industries, Inc. 1988 Nonqualified Stock Option Plan
                     which was filed as Exhibit 10(y) to the Company's Annual Report on Form 10-K
                     as filed with the Commission on March 31, 1997 (Commission File No. 0-26228).

*  10(v)             Martin Industries, Inc. Amended and Restated 1994 Nonqualified Stock Option
                     Plan which was filed as Exhibit 10(z) to the Company's Annual Report on Form
                     10-K as filed with the Commission on March 31, 1997 (Commission File No. 0-
                     26228).

*  10(w)             Amendment No. 8 to Martin Industries, Inc. Employee Stock Ownership Plan
                     which was filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q
                     for the 39-week period ended September 27, 1997 (Commission File No. 0-26228).

*  10(x)             Third Amendment to Loan Agreement and Other Loan Documents dated as of
                     August 28, 1997 by and between Martin Industries, Inc. and AmSouth Bank filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the 39-week period ended September 27, 1997 (Commission File No. 0-26228).

*  10(y)             Modified, Amended and Restated Line of Credit Note dated as of August 28, 1997 by and between Martin Industries, Inc. and AmSouth Bank filed as Exhibit 10(c)
                     to the Company's Quarterly Report on Form 10-Q for the 39-week period ended
                     September 27, 1997 (Commission File No. 02-26228).

   10(z)             Retention and Termination Agreement dated January 22, 1998 between Martin
                     Industries, Inc. and Roderick V. Schlosser.

   10(aa)            Retention and Termination Agreement dated January 22, 1998 between Martin
                     Industries, Inc. and Louis J. Martin, II

   10(bb)            Retention and Termination Agreement dated January 22, 1998 between Martin
                     Industries, Inc. and Robert W. Wintersteen.

   10(cc)            Retention and Termination Agreement dated January 22, 1998 between Martin
                     Industries, Inc. and J. Reid Roney.


   21                Subsidiaries of the Company.

   23                Consent of Arthur Andersen LLP.

   24                Powers of Attorney.

   27                Financial Data Schedule (Electronic Submission only).

   27(a)             Restated Financial Data Schedule for the Fiscal Quarter Ended September
                     27, 1997 (Electronic Submission only).

   27(b)             Restated Financial Data Schedule for the Fiscal Quarter Ended June 28,
                     1997 (Electronic Submission only).

   27(c)             Restated Financial Data Schedule for the Fiscal Quarter Ended March 29,
                     1997 (Electronic Submission only).

   27(d)             Restated Financial Data Schedule for the Year Ended December 31, 1996
                     (Electronic Submission only).

   27(e)             Restated Financial Data Schedule for the Fiscal Quarter Ended September
                     28, 1996 (Electronic Submission only).

   27(f)             Restated Financial Data Schedule for the Fiscal Quarter Ended June 29,
                     1996 (Electronic Submission only).

   27(g)             Restated Financial Data Schedule for the Fiscal Quarter Ended March 30,
                     1996 (Electronic Submission only).

   27(h)             Restated Financial Data Schedule for the Year Ended December 31, 1995
                     (Electronic Submission only).


------------
*  Incorporated by reference.