Form 10-Q
period 1998-03-28
MARTIN INDUSTRIES INC /DE/
filed 1998-05-12
CIK 942143

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                      QUARTERLY REPORT PURSUANT TO SECTION
                          13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For 13-Week Period Ended March 28, 1998              Commission File No. 0-26228

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


                                 (256) 767-0330
                                 --------------
              (Registrant's telephone number, including area code)


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

                     8,757,855 shares of Common Stock, $.01
                          par value, as of May 7, 1998

                             MARTIN INDUSTRIES, INC.

                                      INDEX



                                                                                Page
                                                                                ----

PART I            FINANCIAL INFORMATION

    Item 1. Financial Statements:

                  Unaudited Condensed Consolidated Balance Sheets as of
                    March 28, 1998 and December 31, 1997                          2

                  Unaudited Condensed Consolidated Statements of
                    Operations for the 13-Week Periods Ended
                    March 28, 1998 and March 29, 1997                             4

                  Unaudited Condensed Consolidated Statements of
                    Cash Flows for the 13-Week Periods Ended
                    March 28, 1998 and March 29, 1997                             5

                  Notes to Condensed Consolidated Financial Statements            6

    Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                            9

PART II           OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K                                     15

                          PART 1 FINANCIAL INFORMATION
                          Item 1. Financial Statements

                             MARTIN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS


                                                     March 28,       December 31,
                                                       1998              1997
                                                    -----------      ------------
Current assets:
   Cash and short-term investments                  $13,115,000      $15,157,000
   Accounts and notes receivable, less
      allowance for doubtful accounts of
      $440,000 and $432,000, respectively            14,375,000       10,106,000
   Inventories                                       26,133,000       24,884,000
   Refundable income taxes                              533,000          269,000
   Deferred tax benefits                              3,549,000        3,488,000
   Prepaid expenses and other assets                  1,685,000        1,811,000
                                                    -----------      -----------

         Total current assets                        59,390,000       55,715,000
                                                    -----------      -----------


   Property, plant and equipment, net                10,121,000       10,317,000
   Deferred tax benefits                                553,000          581,000
   Other noncurrent assets                            4,332,000        4,367,000
                                                    -----------      -----------

                                                     15,006,000       15,265,000
                                                    -----------      -----------

         Total assets                               $74,396,000      $70,980,000
                                                    ===========      ===========


The accompanying notes are an integral part of these condensed consolidated statements.

                             MARTIN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                              March 28,        December 31,
                                                                1998               1997
                                                            ------------       ------------
LIABILITIES
   Current liabilities:
      Notes payable                                         $  4,476,000       $    481,000
      Current portion of long-term debt                        1,748,000          1,750,000
      Accounts payable                                         3,669,000          3,496,000
      Accrued liabilities:
         Payroll and employee benefits                         3,024,000          2,699,000
         Product liability                                       691,000            651,000
         Warranty                                              1,471,000          1,535,000
         Workers' compensation                                   660,000            572,000
         Other                                                 1,170,000          1,359,000
                                                            ------------       ------------

            Total current liabilities                         16,909,000         12,543,000
                                                            ------------       ------------

   Long-term debt                                              7,742,000          8,599,000
   Deferred compensation                                       2,165,000          2,197,000
   Other noncurrent liabilities                                        0             18,000
                                                            ------------       ------------

                                                               9,907,000         10,814,000
                                                            ------------       ------------

                  Total liabilities                           26,816,000         23,357,000
                                                            ------------       ------------


STOCKHOLDERS' EQUITY
   Preferred stock $.01 par value, 1,000,000
      shares authorized; no shares issued
      and outstanding                                                  0                  0
   Common stock, $.01 par value, 20,000,000 shares
      authorized; 9,749,085 shares issued at March 28,
      1998 and 9,748,746 at December 31, 1997                     97,000             97,000
   Paid-in capital                                            27,019,000         26,863,000
   Retained earnings                                          28,756,000         29,501,000
   Foreign currency translation adjustment                      (298,000)          (372,000)
                                                            ------------       ------------

                                                              55,574,000         56,089,000
   Less:
      Treasury stock at cost (999,105 shares at
         March 28, 1998 and 1,104,105 at
         December 31, 1997)                                    2,417,000          2,590,000
      Unearned compensation - ESOP                             5,577,000          5,876,000
                                                            ------------       ------------

            Total stockholders' equity                        47,580,000         47,623,000
                                                            ------------       ------------

            Total liabilities and stockholders' equity      $ 74,396,000       $ 70,980,000
                                                            ============       ============


The accompanying notes are an integral part of these condensed consolidated statements.

                             MARTIN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                            13-WEEK
                                                                          PERIOD ENDED
                                                                -------------------------------
                                                                  MARCH 28,          MARCH 29,
                                                                    1998                1997
                                                                ------------       ------------
NET SALES                                                       $ 18,908,000       $ 15,905,000

COST OF SALES                                                     15,231,000         13,007,000
                                                                ------------       ------------

   Gross profit                                                    3,677,000          2,898,000
                                                                ------------       ------------

OPERATING EXPENSES:
   Selling                                                         2,514,000          2,322,000
   General and administrative                                      1,487,000          1,527,000
   Non-cash ESOP compensation expense                                402,000            529,000
                                                                ------------       ------------
                                                                   4,403,000          4,378,000
                                                                ------------       ------------

   Operating loss                                                   (726,000)        (1,480,000)

INTEREST EXPENSE                                                     240,000            266,000

INTEREST INCOME                                                     (217,000)          (238,000)
                                                                ------------       ------------

   Loss from continuing operations before income taxes              (749,000)        (1,508,000)

CREDIT FOR INCOME TAXES                                             (281,000)          (640,000)
                                                                ------------       ------------

   Loss from continuing operations                                  (468,000)          (868,000)

   Loss on disposal of discontinued operations, net of tax                 0                  0
                                                                ------------       ------------

   Net loss                                                     $   (468,000)      $   (868,000)
                                                                ============       ============

BASIC PER SHARE DATA:

   Loss from continuing operations                              $      (0.07)      $      (0.13)
   Loss from discontinued operations                                    0.00               0.00
                                                                ------------       ------------

   Net loss                                                     $      (0.07)      $      (0.13)
                                                                ============       ============

   Weighted average number of common and common equivalent
      shares outstanding                                           6,991,295          6,715,818
                                                                ============       ============

DILUTED PER SHARE DATA:

   Loss from continuing operations                              $      (0.07)      $      (0.13)
   Loss from discontinued operations                                    0.00               0.00
                                                                ------------       ------------

   Net loss                                                     $      (0.07)             (0.13)
                                                                ============       ============

   Weighted average number of common and common equivalent
      shares outstanding                                           6,991,295          6,715,818
                                                                ============       ============

DIVIDENDS DECLARED PER SHARE                                    $      0.040       $      0.038
                                                                ============       ============



The accompanying notes are an integral part of these condensed consolidated statements.

                             MARTIN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            13-WEEK
                                                                          PERIOD ENDED
                                                                -------------------------------
                                                                  MARCH 28,          MARCH 29,
                                                                    1998               1997
                                                                ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $   (468,000)      $   (868,000)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                  397,000            449,000
      Gain on sale of assets                                               0            (12,000)
      Provision for doubtful accounts and notes receivable             8,000              5,000
      Non-cash ESOP compensation expense                             402,000            529,000
      Other changes in operating assets and liabilities           (5,201,000)        (5,937,000)
                                                                ------------       ------------

            Net cash used in operating activities                 (4,862,000)        (5,834,000)
                                                                ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                             (175,000)          (774,000)
   Proceeds from sale of assets                                            0             23,000
                                                                ------------       ------------

      Net cash used in investing activities                         (175,000)          (751,000)
                                                                ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on notes payable                                 3,989,000          1,006,000
   Net repayments of long-term debt                                 (857,000)          (854,000)
   Purchase of treasury stock                                              0           (250,000)
   Exercise of stock options                                          80,000             44,000
   Cash dividends paid                                              (214,000)          (202,000)
                                                                ------------       ------------

      Net cash provided by (used in) financing activities          2,998,000           (256,000)
                                                                ------------       ------------

NET DECREASE IN CASH AND SHORT-TERM
   INVESTMENTS                                                    (2,039,000)        (6,841,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (3,000)             1,000

CASH AND SHORT-TERM INVESTMENTS AT THE
   BEGINNING OF THE PERIOD                                        15,157,000         19,326,000
                                                                ------------       ------------

CASH AND SHORT-TERM INVESTMENTS AT THE
   END OF THE PERIOD                                            $ 13,115,000       $ 12,486,000
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

                             MARTIN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

Unaudited Interim Condensed Consolidated Financial Statements

         The accompanying unaudited interim condensed consolidated financial statements of Martin Industries, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. The financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997 included on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 1998.

         In the opinion of management, the unaudited interim condensed consolidated financial statements included herein reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the information set forth therein. The consolidated results of operations for the periods presented are not necessarily indicative of results for the full year. The Company's business is seasonal and cyclical with the potential for significant fluctuations in quarterly earnings.

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

2. INVENTORIES

         Substantially all of the Company's inventories are valued at last-in, first-out ("LIFO") cost, which is not in excess of market. An analysis of inventories at March 28, 1998 and December 31, 1997 follows:

                                                                        March 28,       December 31,
                                                                           1998            1997
                                                                       -----------      ------------
                                                                                (Unaudited)
         Inventories valued at first-in, first-out ("FIFO") cost:
            Raw materials and purchased parts                          $13,115,000      $12,467,000
            Work-in-process                                              5,015,000        5,194,000
            Finished goods                                              13,652,000       12,803,000
                                                                       -----------      -----------
                                                                        31,782,000       30,464,000
         Less excess of FIFO over LIFO cost                              5,649,000        5,580,000
                                                                       -----------      -----------
                                                                       $26,133,000      $24,884,000
                                                                       ===========      ===========

3. EARNINGS PER SHARE

         In December 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, and restated all prior-period earnings per share ("EPS") data presented.

         A reconciliation of shares as the denominator of the basic EPS computation to the diluted EPS computation is as follows:

                                                                    13-Week
                                                                 Period Ended
                                                            ------------------------
                                                            March 28,      March 29,
                                                               1998          1997
                                                            ---------      ---------
         Weighted average shares-basic, excluding ESOP
              and stock option effects                      5,328,027      5,303,500

         Weighted average effect of ESOP shares
              committed to be released                      1,663,268      1,412,318
                                                            ---------      ---------

         Weighted average shares-basic                      6,991,295      6,715,818

         Dilutive effect of stock options                           0              0
                                                            ---------      ---------

         Weighted average number of common and common
              equivalent shares outstanding-diluted         6,991,295      6,715,818
                                                            =========      =========


         Options outstanding of 751,103 and 655,192 as of March 28, 1998 and March 29, 1997, respectively, were not included in the table above as they were anti-dilutive.

4. COMMITMENTS AND CONTINGENCIES

Product Contingency

         The Company has experienced production and design problems with certain products manufactured by Hunter Technology Inc., a wholly-owned subsidiary of 1166081 Ontario Inc. These product problems, in some cases, caused the production to be suspended and, therefore, shipments were also suspended. Corrections have been implemented and all but one of the affected products are back in production. The Company, however, could incur additional costs to make further corrections on products shipped prior to these corrections, and continues to address and evaluate this exposure. At present, the amount of possible exposure is estimated to be in a range of $ -0- to $1.5 million.

Legal

         The Company is a party to various legal proceedings that are incidental to its business. Certain of these cases filed against the Company and other companies engaged in businesses similar to the Company often allege, among other things, product liability, personal injury and breach of contract and warranty. These kinds of suits sometimes seek the imposition of large amounts of compensatory and punitive damages and trials by jury. In the opinion of management, after consultation with legal counsel responsible for these matters, the ultimate liability, if any, with respect to the proceedings in which the Company is currently involved is not presently expected to have a material adverse affect on the Company. However, the potential exists for unanticipated material adverse judgments against the Company.

5. REPORTING COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of "comprehensive income," which is the total of net income (loss) and all other nonowner changes in stockholders' equity, and its components. Comprehensive loss for the first quarter of 1998 and the first quarter of 1997 are as follows:


                                                                    13-Week
                                                                 Period Ended
                                                           -------------------------
                                                           March 28,       March 29,
                                                              1998            1997
                                                           ---------       ---------
         Net loss                                          $(468,000)      $(868,000)
         Other comprehensive income, net of tax
              Foreign currency translation adjustment         74,000         (75,000)
                                                           ---------       ---------
         Comprehensive loss                                $(394,000)      $(943,000)
                                                           =========       =========

                      ITEM 2. MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited interim condensed consolidated financial statements of the Company and notes thereto appearing elsewhere in this Form 10-Q. All references to the first quarter of 1998 and the first quarter of 1997 are referring to the 13-week periods ended March 28, 1998 and March 29, 1997, respectively.

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

         On February 1, 1996, the Company's newly formed wholly owned Canadian subsidiary, 1166081 Ontario Inc., acquired all of the capital stock of Hunter Technology Inc. This transaction was accounted for under the purchase method of accounting. The aggregate purchase price of approximately $1,943,000 included $850,000 in cash, $729,000 in promissory notes payable and $364,000 paid into escrow. Transaction expenses of $160,000 were incurred. The promissory notes bear interest at a rate of 9% per annum and matured during the first quarter of 1997. The purpose of the escrow is to make funds available to meet the sellers' indemnification obligations to the Company. The Company has withheld payment on certain of the promissory notes pending resolution of certain issues with the holders of the notes arising out of the purchase transaction. The Company has claimed the entire amount in escrow and instituted litigation to recover these amounts and additional amounts from certain sellers in the purchase transaction, and certain of the sellers have sued to enforce collection of their notes. The outcome of these matters is uncertain at this time.

         Prior to 1997, the Company manufactured products in the metal office furniture segment through its Filex line. In February of 1997, the Company elected to discontinue its metal office furniture operations. The recent consolidation in the office furniture industry increased competition and margin pressures in the segment to the point of an unacceptable return to the Company. The metal office furniture segment's operations are treated as discontinued in the accompanying consolidated financial statements. See "--Results of Discontinued Metal Office Furniture Operations."

RESULTS OF CONTINUING OPERATIONS

         The following tables set forth, for the periods indicated, information derived from the Company's financial statements expressed as a percentage of net sales together with industry segment information.

                                                                     13-Week Period Ended
                                                                  --------------------------
                                                                  March 28,        March 29,
                                                                     1998             1997
                                                                  ---------        ---------
         Net sales                                                    100.0%           100.0%
         Cost of sales                                                 80.6             81.8
                                                                  ---------        ---------

         Gross profit                                                  19.4             18.2


         Operating expenses:
           Selling                                                     13.3             14.6
           General and administrative                                   7.9              9.6
           Non-cash ESOP compensation expense                           2.1              3.3
                                                                  ---------        ---------
         Operating loss                                                (3.9)            (9.3)
         Interest expense (income), net                                  .1               .2
                                                                  ---------        ---------

         Loss from continuing operations before income taxes           (4.0)            (9.5)
         Credit for income taxes                                       (1.5)            (4.0)
                                                                  ---------        ---------

         Loss from continuing operations                               (2.5)%           (5.5)%
                                                                  =========        =========


                                                                     Segment Information
                                                                  --------------------------
                                                                     13-Week Period Ended
                                                                  --------------------------
                                                                  March 28,        March 29,
                                                                     1998             1997
                                                                  ---------        ---------
                                                                        (In Thousands)
         Net sales:
           Home heating products                                  $  10,738        $  10,006
           Leisure and other products                                 8,170            5,899
                                                                  ---------        ---------
                                                                  $  18,908        $  15,905
                                                                  =========        =========

         Gross profit:
           Home heating products                                  $   1,678        $   1,573
           Leisure and other products                                 1,999            1,325
                                                                  ---------        ---------
                                                                  $   3,677        $   2,898
                                                                  =========        =========

         Segment contribution (loss):(1)
           Home heating products                                  $      45        $    (159)
           Leisure and other products                                 1,118              735
                                                                  ---------        ---------
                                                                  $   1,163        $     576
                                                                  =========        =========

         (1) Segment contribution (loss) consists of gross profit less selling expenses.

13-WEEK PERIOD ENDED MARCH 28, 1998 COMPARED TO 13-WEEK PERIOD ENDED MARCH 29, 1997

Net Sales

         Net sales in the 13-week period ended March 28, 1998 increased to $18.9 million from $15.9 million in the 13-week period ended March 29, 1997, an increase of $3.0 million, or 18.9%.

Home Heating Products. Net sales of home heating products increased to $10.7 million in the first quarter of 1998 from $10.0 million in the first quarter of 1997, an increase of $732,000, or 7.3%. The increase in net sales of home heating products was primarily the result of an increase in Martin Fireplace net sales of $793,000, or 14.2%. Martin Fireplace shipments benefited from broader distribution and housing starts.

Leisure and Other Products. Net sales of leisure and other products increased $2.3 million, or 38.5%, in the first quarter of 1998 to $8.2 million as compared to $5.9 million in the first quarter of 1997. Net sales of barbecue gas grills increased $2.6 million, or 61.7%, in the first quarter of 1998 as compared to the first quarter of 1997 primarily as a result of continued acceptance of new model introductions and expanded distribution.

Gross Profit

         Gross profit in the first quarter of 1998 was $3.7 million as compared to $2.9 million in the first quarter of 1997, an increase of $779,000, or 26.9%. Gross margin, defined as gross profit as a percentage of net sales, increased to 19.4% in the first quarter of 1998 from 18.2% in the first quarter of 1997.

Home Heating Products. Gross profit on net sales of home heating products in the first quarter of 1998 was $1.7 million as compared to $1.6 million in the first quarter of 1997, an increase of $105,000, or 6.7%. The increase in net sales for the quarter of 7.3% was the primary contributor to the increase. Gross margin was 15.6% in the first quarter of 1998 as compared to 15.7% in the first quarter of 1997.

Leisure and Other Products. Gross profit on net sales of leisure and other products in the first quarter of 1998 was $2.0 million as compared to $1.3 million in the first quarter of 1997, an increase of $674,000, or 50.9%. The increase was primarily the result of the 38.5% increase in net sales discussed above and an increase in the mix of higher margin gas grill sales in the first quarter of 1998. Gas grill net sales represented 83.1% of total leisure and other net sales in the first quarter of 1998 as compared to 70.2% in the first quarter of 1997.

Selling Expenses

         Selling expenses in the first quarter of 1998 increased to $2.5 million from $2.3 million in the first quarter of 1997, an increase of $192,000, or 8.3%, primarily the result of increased commissions, promotions and advertising expense. However, selling expenses as a percent of net sales decreased to 13.3% in the first quarter of 1998 from 14.6% in the first quarter of 1997.

Segment Contribution

         Total segment contribution, defined as gross profit less selling expenses, increased to $1,163,000 in the first quarter of 1998 from $576,000 in the first quarter of 1997, an increase of $587,000, or 101.9%. The increase was the result of the 26.9% increase in gross profit, offset by the 8.3% increase in selling expenses.

General and Administrative Expenses

         General and administrative expenses decreased $40,000, or 2.6%, in the first quarter of 1998 as compared to the first quarter of 1997.

Non-cash ESOP Compensation Expense

         Non-cash ESOP compensation expense was $402,000 in the first quarter of 1998 as compared to $529,000 in the first quarter of 1997, a decrease of $127,000, or 24.0%. In the first quarter of 1998, 75,012 shares of unallocated ESOP stock were committed to be released as compensation at an average fair value of $5.36 per share as compared to 78,572 shares committed to be released as compensation at an average fair value of $6.73 per share in the first quarter of 1997.

Interest Expense

         Interest expense in the first quarter of 1998 was $240,000 as compared to $266,000 in the first quarter of 1997, a decrease of $26,000, or 9.8%. The decrease was primarily attributable to a decrease of $473,000 in average outstanding debt.

Interest Income

         Interest income in the first quarter of 1998 was $217,000 as compared to $238,000 in the first quarter of 1997, a decrease of $21,000, or 8.8%.

Credit for Income Taxes

         The credit for income taxes decreased to $281,000 in the first quarter of 1998 from $640,000 in the first quarter of 1997, a decrease of $359,000, or 56.1%. The decrease was the result of a $759,000 decrease in loss from continuing operations before income taxes to $749,000 in the first quarter of 1998 from $1,508,000 in the first quarter of 1997. The decrease in credit for income taxes was also the result of a decrease in the effective tax rate to 37.5% during the first quarter of 1998 compared to 42.4% during the first quarter of 1997. The decrease in the tax rate is primarily the result of the non-recognition of a tax benefit on the $61,000 pre-tax loss of Hunter Technology Inc. during the first quarter of 1998 as realization of any additional benefit is not assured at this time.

Loss from Continuing Operations and Loss from Continuing Operations Per Share

         The loss from continuing operations in the first quarter of 1998 was $468,000 as compared to $868,000 in the first quarter of 1997. The decrease in loss from continuing operations was primarily the result of the factors discussed above.

         Loss from continuing operations per share-basic was $0.07 in the first quarter of 1998 as compared to $0.13 in the first quarter of 1997. The rate of decrease in loss from continuing operations of 46.1% combined with the increase in the weighted average number of common and common equivalent shares outstanding of 4.1% resulted in a 46.2% decrease in the loss from continuing operations per share-basic. The increase in weighted average shares outstanding was primarily the result of stock options exercised and ESOP shares released to participants.

         Loss from continuing operations per share-diluted was $0.07 in the first quarter of 1998 as compared to $0.13 in the first quarter of 1997. The loss per share on a diluted basis was the same as the loss per share on a basic basis for the first quarter of 1998 and for the first quarter of 1997 as, in both quarters, the loss from continuing operations prohibited the calculation of the dilutive effect of outstanding stock options.

RESULTS OF DISCONTINUED METAL OFFICE FURNITURE OPERATIONS

         On February 24, 1997, the Company announced that it had elected to discontinue its operations in the metal office furniture segment. For 1997, the segment's operations, net of tax, have been treated as a discontinued operation for accounting purposes. The Company established a reserve at December 31, 1996 of $1,430,000, net of taxes of $861,000. The loss from discontinued operations charged to the reserve in the first quarter of 1997 was $62,000.

         During 1997, the Company exceeded the original estimated reserve by $756,000, net of taxes of $457,000. The estimated reserve was exceeded primarily as a result of greater than anticipated credits for damaged and defective merchandise, lower than anticipated margins on sales (due to discounted sales prices and higher than expected freight costs), group insurance costs and write-downs of inventory. The Company recorded an estimated reserve of $187,000, net of taxes of $112,000, for charges to be incurred during 1998. The charge against the reserve in the first quarter of 1998 was $31,000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations in the first quarter of the year from internally generated funds and seasonal borrowings under its bank line of credit. The Company's primary capital requirements are for working capital, debt service, capital expenditures and dividends.

         The Company's operations in the 13-week period ended March 28, 1998 used $4.9 million in cash to finance increases in extended term ("dating") receivables and inventories required to supply the Company's peak shipping season which occurs primarily in the third and fourth quarters of each year. The Company's operating cash and bank line of credit were utilized to provide the funds needed for these working capital requirements, capital expenditures, long-term debt repayments and dividends for the period. Historically, the Company's operations for the remainder of the year have provided the funds required to repay the bank line of credit.

         As discussed above, the Company finances temporary working capital requirements under an unsecured bank line of credit with its principal lender. The credit agreement provides a line of $30.0 million for a term expiring July 31, 1999. Interest on the line of credit is payable monthly at a variable rate equivalent to 30-day LIBOR plus 1.25%, which at April 24, 1998 was approximately 6.94%.

FINANCIAL POSITION

         Cash and short-term investments in the first quarter of 1998 decreased $2.0 million as a result of the factors discussed above. Accounts receivable and inventories in the first quarter increased $4.3 million and $1.2 million, respectively. The increase in accounts receivable was the result of a $7.5 million increase in dating receivables primarily on grill sales. In an effort to better control its production schedule in light of the seasonal nature of its home heating product and barbecue gas grill business, the Company utilizes early booking programs under which customers receive favorable dating terms for placing their orders early and permitting the Company to ship the products at "factory convenience."

         The increase in inventories was primarily attributable to an increase in the Company's gas grill inventory. The increase occurred because of the anticipated demand and the pending closing of the Company's Washington Park, Illinois facility (see discussion below).

         During the first quarter of 1998, net property, plant and equipment decreased $196,000, or 1.9%. The decrease was the result of $175,000 in capital expenditures during the quarter offset by depreciation expense of $371,000.

         Notes payable increased $4.0 million in the first quarter of 1998. The increase was the result of the Company's borrowings under the bank line of credit (see discussion above).

CONSOLIDATION OF CERTAIN OPERATIONS

         As part of the continuing effort to reduce operating costs and improve manufacturing efficiencies, the Company made the decision to close its Washington Park, Illinois facility. The manufacturing operations from this facility will be moved to the Athens, Alabama and Huntsville, Alabama locations. The consolidation of the Washington Park facility is scheduled to be completed in the latter part of the second quarter. The Company expects a non-recurring charge of approximately $500,000 - $1,000,000 before tax to be recognized during the second quarter. The Company anticipates future annual cost savings as a result of this consolidation to be approximately $1.0 million, beginning in the fourth quarter of 1998. The foregoing statements regarding the Company's expectations regarding the amount of restructuring charges and annual cost savings associated with closing the Washington Park facility constitute forward-looking statements and involve known and unknown assumptions, risks and uncertainties that could cause the actual charges and savings to differ materially from those expressed in the statements. There can be no assurance that the Company will not incur more restructuring charges than expected or that it will be able to achieve the anticipated level of cost savings. (See "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995 on page 16.)

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

                                             MARTIN INDUSTRIES, INC.


         Date: May 7, 1998                   By  /s/ Roderick V. Schlosser
                                                --------------------------------
                                                 Roderick V. Schlosser
                                                 Vice President of Finance
                                                  and Treasurer
                                                  (Executed on behalf of
                                                  Registrant and as Principal
                                                  Financial Officer)

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