Form 10-Q
period 1998-06-27
MARTIN INDUSTRIES INC /DE/
filed 1998-08-11
CIK 942143

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                      QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For 26-Week Period Ended June 27, 1998              Commission File No. 0-26228


                            MARTIN INDUSTRIES, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                       63-0133054
  --------------------------------                   --------------------
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                      Identification No.)


       301 East Tennessee Street
          Florence, Alabama                                   35630
----------------------------------------                    ---------
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

                               Yes   X         No
                                  -------        --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     8,701,348 shares of Common Stock, $.01
                        par value, as of August 7, 1998

                            MARTIN INDUSTRIES, INC.

                                     INDEX


                                                                                       Page
                                                                                       ----
PART I                  FINANCIAL INFORMATION

          Item 1.  Financial Statements:

                        Unaudited Condensed Consolidated Balance Sheets as of
                           June 27, 1998 and December 31, 1997                          2

                        Unaudited Condensed Consolidated Statements of
                           Operations for the 13-Week and 26-Week Periods Ended
                           June 27, 1998 and June 28, 1997                              4

                        Unaudited Condensed Consolidated Statements of
                           Cash Flows for the 26-Week Periods Ended
                           June 27, 1998 and June 28, 1997                              5

                        Notes to Condensed Consolidated Financial Statements            6

          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                           11

PART II                 OTHER INFORMATION

          Item 2.  Changes in Securities and Use of Proceeds                           20

          Item 4.  Submission of Matters to a Vote of Security-Holders                 20

          Item 5.  Other Information                                                   21

          Item 6.  Exhibits and Reports on Form 8-K                                    21

                          PART 1 FINANCIAL INFORMATION
                          Item 1. Financial Statements

                            MARTIN INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                     ASSETS


                                                    June 27,         December 31,
                                                     1998               1997
                                                ---------------     -------------

Current assets:
   Cash and short-term investments                $   9,326,000     $  15,157,000
   Accounts and notes receivable, less
      allowance for doubtful accounts of
      $449,000 and $432,000, respectively            18,340,000        10,106,000
   Inventories                                       23,683,000        24,884,000
   Refundable income taxes                              296,000           269,000
   Deferred tax benefits                              3,497,000         3,488,000
   Prepaid expenses and other assets                  1,528,000         1,811,000
                                                  -------------     -------------

         Total current assets                        56,670,000        55,715,000
                                                  -------------     -------------


   Property, plant and equipment, net                 9,821,000        10,317,000
   Deferred tax benefits                                555,000           581,000
   Other noncurrent assets                            4,167,000         4,367,000
                                                  -------------     -------------

                                                     14,543,000        15,265,000
                                                  -------------     -------------

         Total assets                             $  71,213,000     $  70,980,000
                                                  =============     =============



        The accompanying notes are an integral part of these condensed consolidated statements.

                            MARTIN INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                    June 27,         December 31,
                                                                      1998              1997
                                                                 --------------     -------------

LIABILITIES
   Current liabilities:
      Notes payable                                              $      468,000     $     481,000
      Current portion of long-term debt                               1,746,000         1,750,000
      Accounts payable                                                4,336,000         3,496,000
      Accrued liabilities:
         Payroll and employee benefits                                3,038,000         2,699,000
         Product liability                                              710,000           651,000
         Warranty                                                     1,327,000         1,535,000
         Workers' compensation                                          568,000           572,000
         Other                                                        1,677,000         1,359,000
                                                                 --------------     -------------

            Total current liabilities                                13,870,000        12,543,000
                                                                 --------------     -------------

   Long-term debt                                                     7,731,000         8,599,000
   Deferred compensation                                              2,192,000         2,197,000
   Other noncurrent liabilities                                               0            18,000
                                                                 --------------     -------------

                                                                      9,923,000        10,814,000
                                                                 --------------     -------------

                  Total liabilities                                  23,793,000        23,357,000
                                                                 --------------     -------------


STOCKHOLDERS' EQUITY
   Preferred stock $.01 par value, 1,000,000
      shares authorized; no shares issued
      and outstanding                                                         0                 0
   Common stock, $.01 par value, 20,000,000 shares
      authorized; 9,750,688 shares issued at June 27, 1998
      and 9,748,746 at December 31, 1997                                 98,000            97,000
   Paid-in capital                                                   27,155,000        26,863,000
   Retained earnings                                                 28,624,000        29,501,000
   Foreign currency translation adjustment                             (619,000)         (372,000)
                                                                 --------------     -------------

                                                                     55,258,000        56,089,000
   Less:
      Treasury stock at cost (991,230 shares at
         June 27, 1998 and 1,104,105 at December 31, 1997             2,559,000         2,590,000
      Unearned compensation - ESOP                                    5,279,000         5,876,000
                                                                 --------------     -------------

            Total stockholders' equity                               47,420,000        47,623,000
                                                                 --------------     -------------

            Total liabilities and stockholders' equity           $   71,213,000     $  70,980,000
                                                                 ==============     =============



        The accompanying notes are an integral part of these condensed consolidated statements.

                            MARTIN INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                            13-WEEK                          26-WEEK
                                                                          PERIOD ENDED                     PERIOD ENDED
                                                                 -----------------------------    ------------------------------
                                                                    JUNE 27,        JUNE 28,         JUNE 27,          JUNE 28,
                                                                      1998            1997             1998              1997
                                                                 ------------     ------------    ------------      ------------

NET SALES                                                        $ 24,233,000     $ 23,503,000    $ 43,141,000      $ 39,408,000

COST OF SALES                                                      18,902,000       17,285,000      34,133,000        30,292,000
                                                                 ------------     ------------    ------------      ------------

   Gross profit                                                     5,331,000        6,218,000       9,008,000         9,116,000
                                                                 ------------     ------------    ------------      ------------

OPERATING EXPENSES:
   Selling                                                          2,494,000        2,756,000       5,008,000         5,078,000
   General and administrative                                       1,624,000        1,634,000       3,111,000         3,161,000
   Non-cash ESOP compensation expense                                 376,000          433,000         778,000           962,000
   Restructure charge                                                 615,000                0         615,000                 0
                                                                 ------------     ------------    ------------      ------------
                                                                    5,109,000        4,823,000       9,512,000         9,201,000
                                                                 ------------     ------------    ------------      ------------

   Operating income (loss)                                            222,000        1,395,000        (504,000)          (85,000)

INTEREST EXPENSE                                                      307,000          377,000         547,000           643,000

INTEREST AND OTHER INCOME                                            (480,000)        (216,000)       (697,000)         (454,000)
                                                                 ------------     ------------    ------------      ------------

   Income (loss) from continuing operations before income taxes       395,000        1,234,000        (354,000)         (274,000)

PROVISION (CREDIT) FOR INCOME TAXES                                   245,000          557,000         (36,000)          (83,000)
                                                                 ------------     ------------    ------------      ------------

   Income (loss) from continuing operations                           150,000          677,000        (318,000)         (191,000)

   Loss on disposal of discontinued operations, net of tax                  0                0               0                 0
                                                                 ------------     ------------    ------------      ------------

   Net income (loss)                                             $    150,000     $    677,000    $   (318,000)     $   (191,000)
                                                                 ============     ============    ============      ============

BASIC PER SHARE DATA:

   Income (loss) from continuing operations                      $       0.02     $       0.10    $      (0.04)     $      (0.03)
   Loss from discontinued operations                                     0.00             0.00            0.00              0.00
                                                                 ------------     ------------    ------------      ------------

   Net income (loss)                                             $       0.02     $       0.10    $      (0.04)     $      (0.03)
                                                                 ============     ============    ============      ============

   Weighted average number of common and common equivalent
      shares outstanding                                            7,171,765        6,751,983       7,082,582         6,732,806
                                                                 ============     ============    ============      ============

DILUTED PER SHARE DATA:

   Income (loss) from continuing operations                      $       0.02     $       0.10    $      (0.04)     $      (0.03)
   Loss from discontinued operations                                     0.00             0.00            0.00              0.00
                                                                 ------------     ------------    ------------      ------------

   Net income (loss)                                             $       0.02     $       0.10    $      (0.04)     $      (0.03)
                                                                 ============     ============    ============      ============

   Weighted average number of common and common equivalent
      shares outstanding                                            7,312,809        7,034,389       7,082,582         6,732,806
                                                                 ============     ============    ============      ============

DIVIDENDS DECLARED PER SHARE                                     $      0.040     $      0.038    $      0.080 $    $      0.076
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

                            MARTIN INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                         26-WEEK
                                                                       PERIOD ENDED
                                                              ------------------------------
                                                                JUNE 27,          JUNE 28,
                                                                 1998               1997
                                                              ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $   (318,000)    $    (191,000)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Accrued restructure charge                                   513,000                 0
      Depreciation and amortization                                823,000           884,000
      Loss (gain) on sale of assets                                  1,000           (12,000)
      Gain on sale of marketable securities                       (288,000)                0
      Provision for doubtful accounts and notes receivable          17,000             7,000
      Non-cash ESOP compensation expense                           778,000           962,000
      Other changes in operating assets and liabilities         (5,671,000)      (16,512,000)
                                                              ------------     -------------

            Net cash used in operating activities               (4,145,000)      (14,862,000)
                                                              ------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                           (416,000)       (1,486,000)
   Proceeds from sale of assets                                      1,000         1,023,000
   Proceeds from sale of marketable securities                     159,000                 0
                                                              ------------     -------------

      Net cash used in investing activities                       (256,000)         (463,000)
                                                              ------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term borrowings (repayments)                           (4,000)        9,308,000
   Net repayments of long-term debt                               (868,000)         (801,000)
   Purchase of treasury stock                                     (230,000)         (775,000)
   Exercise of stock options                                       121,000            44,000
   Cash dividends paid                                            (439,000)         (402,000)
                                                              ------------     -------------

      Net cash provided by (used in) financing activities       (1,420,000)        7,374,000
                                                              ------------     -------------

NET DECREASE IN CASH AND SHORT-TERM
   INVESTMENTS                                                  (5,821,000)       (7,951,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                            (10,000)                0

CASH AND SHORT-TERM INVESTMENTS AT THE
   BEGINNING OF THE PERIOD                                      15,157,000        19,326,000
                                                              ------------     -------------

CASH AND SHORT-TERM INVESTMENTS AT THE
   END OF THE PERIOD                                          $  9,326,000     $  11,375,000
                                                              ============     =============



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

         In the opinion of management, the unaudited interim condensed consolidated financial statements included herein reflect all adjustments necessary to present fairly the information set forth therein. The consolidated results of operations for the periods presented are not necessarily indicative of results for the full year. The Company's business is seasonal and cyclical with the potential for significant fluctuations in quarterly earnings.

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

New Accounting Standards and Statements

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131, which supersedes SFAS Nos. 14, 18, 24, and 30, establishes new standards for segment reporting using the "management approach" in which reportable segments are based on the same criteria on which management disaggregates a business for making operation decisions and assessing performance. The Company will adopt the new rules in 1998. The new rules are not expected to differ significantly from the Company's present segment reporting.

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

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. The Company is in the process of evaluating the impact of this statement on its financial statements.

         In March 1998, the American Institute of Certified Public Accountants issued a new Statement of Position ("SOP"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP, which must be adopted by 1999, requires capitalization of costs of internal-use software. The Company is in the process of evaluating the impact of this statement on its financial statements.


2.  INVENTORIES

         Substantially all of the Company's inventories are valued at last-in, first-out ("LIFO") cost, which is not in excess of market. An analysis of inventories at June 27, 1998 and December 31, 1997 follows:

                                                                               June 27,            December 31,
                                                                                1998                  1997
                                                                             -----------           -----------
                                                                                       (Unaudited)
         Inventories valued at first-in, first-out ("FIFO") cost:
              Raw materials and purchased parts                              $11,554,000           $12,467,000
              Work-in-process                                                  4,991,000             5,194,000
              Finished goods                                                  12,812,000            12,803,000
                                                                             -----------           -----------
                                                                              29,357,000            30,464,000
         Less excess of FIFO over LIFO cost                                    5,674,000             5,580,000
                                                                             -----------           -----------
                                                                             $23,683,000           $24,884,000
                                                                             ===========           ===========


3.  EARNINGS PER SHARE

         In December 1997, the Company adopted SFAS No. 128, Earnings per Share, and restated all prior-period earnings per share ("EPS") data presented.

         A reconciliation of shares as the denominator of the basic EPS computation to the diluted EPS computation is as follows:


                                                          13-Week                        26-Week
                                                       Period Ended                   Period Ended
                                                   ------------------------     ------------------------
                                                   June 27,        June 28,      June 27,       June 28,
                                                     1998           1997           1998           1997
                                                   ---------      ---------     ---------      ---------
         Weighted average shares-basic,
              excluding ESOP and stock
              option effects                       5,421,661      5,252,829     5,375,896      5,277,070

         Weighted average effect of ESOP shares
              committed to be released             1,750,104      1,499,154     1,706,686      1,455,736
                                                   ---------      ---------     ---------      ---------

         Weighted average shares-basic             7,171,765      6,751,983     7,082,582      6,732,806

         Dilutive effect of stock options            141,044        282,406             0              0
                                                   ---------      ---------     ---------      ---------

         Weighted average number of common
              and common equivalent shares
              outstanding-diluted                  7,312,809      7,034,389     7,082,582      6,732,806
                                                   =========      =========     =========      =========


     Options outstanding of 564,529 and 380,159 for the 13-week periods ended June 27, 1998 and June 28, 1997, respectively, were not included in the table above as they were anti-dilutive. Options outstanding of 705,573 and 662,565 for the 26-week periods ended June 27, 1998 and June 28, 1997, respectively, were not included in the table above as they were anti-dilutive.


4.   COMMITMENTS AND CONTINGENCIES

Product Contingency

          The Company has experienced production and design problems with certain products manufactured by Hunter Technology Inc., a wholly-owned subsidiary of 1166081 Ontario Inc. These product problems, in some cases, caused the production to be suspended and, therefore, shipments were also suspended. Corrections have been implemented and all but one of the affected products are back in production. The Company has been in the process of evaluating the potential exposure to deal with problems related to products shipped prior to these corrections. The Company has completed its evaluation and it currently believes that the ultimate liability will not have a material adverse effect on the Company.

Legal

          On February 1, 1996, the Company's wholly owned subsidiary, 1166081 Ontario Inc. ("Martin Canada"), acquired all of the capital stock of Hunter Technology Inc. ("Hunter").

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

          The Company is a party to various legal proceedings that are incidental to its business. Certain of these cases filed against the Company and other companies engaged in businesses similar to the Company often allege, among other things, product liability, personal injury and breach of contract and warranty. Such suits sometimes seek the imposition of large amounts of compensatory and punitive damages and trials by jury. In the opinion of management, after consultation with legal counsel responsible for these matters, the ultimate liability, if any, with respect to the proceedings in which the Company is currently involved is not presently expected to have a material adverse affect on the Company. However, the potential exists for unanticipated material adverse judgments against the Company.


5.   REPORTING COMPREHENSIVE INCOME (LOSS)

          Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of "comprehensive income," which is the total of net income (loss) and all other nonowner changes in stockholders' equity, and its components. Comprehensive income (loss) is as follows:

                                                          13-Week                       26-Week
                                                       Period Ended                  Period Ended
                                                 ------------------------       -----------------------
                                                 June 27,        June 28,       June 27,        June 28,
                                                   1998            1997           1998            1997
                                                 ---------       --------       ---------      ---------

          Net income (loss)                      $ 150,000       $677,000       $(318,000)     $(191,000)

          Other comprehensive income (loss),
                    net of tax
               Foreign currency translation
                    adjustment                    (321,000)         3,000        (247,000)       (72,000)
                                                 ---------       --------       ---------      ---------

          Comprehensive income (loss)            $(171,000)      $680,000       $(565,000)     $(263,000)
                                                 =========       ========       =========      =========

6.   RESTRUCTURE CHARGE

          As part of the continuing effort to reduce operating costs and improve manufacturing efficiencies, the Company made the decision to close its Washington Park, Illinois facility. The Company initiated the closing and the transfer of the gas grill, gas log and freestanding vent-free stove production into the Athens, Alabama and Huntsville, Alabama locations during the second quarter of 1998. The Company recorded a non-recurring charge of $615,000, before tax, in connection with the closing. The non-recurring charge includes plant closing costs of $590,000 (primarily payroll, severance and payroll taxes of $234,000 and group insurance of $255,000) and a property, plant and equipment valuation charge of $25,000. The estimated reserve remaining as of June 27, 1998 totaled $513,000.

                      ITEM 2. MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



OVERVIEW

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited interim condensed consolidated financial statements of the Company and notes thereto appearing elsewhere in this Form 10-Q. All references to the second quarter of 1998 and the second quarter of 1997 are referring to the 13-week periods ended June 27, 1998 and June 28, 1997, respectively. All references to the 1998 year-to-date period and the 1997 year-to-date period are referring to the 26-week periods ended June 27, 1998 and June 28, 1997, respectively.

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

         As part of the continuing effort to reduce operating costs and improve manufacturing efficiencies, the Company made the decision to close its Washington Park, Illinois facility. The Company initiated the closing and the transfer of the gas grill, gas log and freestanding vent-free stove production into the Athens, Alabama and Huntsville, Alabama locations during the second quarter of 1998. The Company recorded a non-recurring charge of $615,000, before tax, in connection with the closing. The non-recurring charge includes plant closing costs of $590,000 (primarily payroll, severance and payroll taxes of $234,000 and group insurance of $255,000) and a property, plant and equipment valuation charge of $25,000. The estimated reserve remaining as of June 27, 1998 totaled $513,000. See "13-Week Period Ended June 27, 1998 Compared to 13-Week Period Ending June 28, 1997 -- Restructure Charge."

YEAR 2000 COMPLIANCE

         The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in several key areas of the Company's business, including inventory management, pricing, sales, and financial reporting, as well as in various administrative functions. The Company is in process of evaluating and modifying its Programs and Systems to identify and address potential Year 2000 compliance problems. These actions are necessary to ensure that the Programs and Systems will recognize and process the year 2000 and beyond. It is anticipated that further modification or replacement of certain of the Company's Programs and Systems will be necessary to make such Programs and Systems Year 2000 compliant. The Company does not expect that the cost to modify its Programs and Systems will be material to its financial condition or results of operations. The Company will also be communicating with suppliers, financial institutions and others to coordinate the Year 2000 conversion. The Company does not currently have any information concerning the Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.


RESULTS OF CONTINUING OPERATIONS

         The following tables set forth, for the periods indicated, information derived from the Company's financial statements expressed as a percentage of net sales together with industry segment information.

                                                     13-Week Period Ended     26-Week Period Ended
                                                    ----------------------    --------------------
                                                    June 27,      June 28,    June 27,     June 28,
                                                      1998          1997       1998          1997
                                                    --------      --------    --------     -------

     Net sales                                       100.0%         100.0%      100.0%      100.0%
     Cost of sales                                    78.0           73.5        79.1        76.9
                                                     -----          -----       -----       -----
     Gross profit                                     22.0           26.5        20.9        23.1

     Operating expenses:
        Selling                                       10.3           11.7        11.6        12.9
        General and administrative                     6.7            7.0         7.2         8.0
        Non-cash ESOP compensation expense             1.6            1.8         1.8         2.4
        Restructure charge                             2.5            0.0         1.4         0.0
                                                     -----          -----       -----       -----

     Operating income (loss)                            .9            6.0        (1.1)        (.2)
     Interest expense (income), net                    (.7)            .7         (.3)         .5
                                                     -----          -----       ------      -----

     Income (loss) before income taxes                 1.6            5.3         (.8)        (.7)
     Provision (credit) for income taxes               1.0            2.4         (.1)        (.2)
                                                     -----          -----       -----       -----

     Net income (loss)                                  .6%           2.9%        (.7)%       (.5)%
                                                     =====          =====       =====       =====

                                                             Segment Information
                                           ----------------------------------------------------
                                            13-Week Period Ended          26-Week Period Ended
                                           ----------------------        ----------------------
                                           June 27,       June 28,       June 27,      June 28,
                                             1998           1997           1998          1997
                                           --------       --------       --------      --------
                                                               (In Thousands)
     Net sales:
        Home heating products              $16,504        $17,087        $27,242        $27,093
        Leisure and other products           7,729          6,416         15,899         12,315
                                           -------        -------        -------        -------
                                           $24,233        $23,503        $43,141        $39,408
                                           =======        =======        =======        =======

     Gross profit:
        Home heating products              $ 3,710        $ 4,632        $ 5,388        $ 6,205
        Leisure and other products           1,621          1,586          3,620          2,911
                                           -------        -------        -------        -------
                                           $ 5,331        $ 6,218        $ 9,008        $ 9,116
                                           =======        =======        =======        =======

     Segment contribution(1):
        Home heating products              $ 2,186        $ 2,814        $ 2,231        $ 2,655
        Leisure and other products             651            648          1,769          1,383
                                           -------        -------        -------        -------
                                           $ 2,837        $ 3,462        $ 4,000        $ 4,038
                                           =======        =======        =======        =======

(1) Segment contribution consists of gross profit less selling expenses.


13-WEEK PERIOD ENDED JUNE 27, 1998 COMPARED TO 13-WEEK PERIOD ENDED JUNE 28,
1997

Net Sales

         Net sales in the 13-week period ended June 27, 1998 increased to $24.2 million from $23.5 million in the 13-week period ended June 28, 1997, an increase of $730,000, or 3.1%.

Home Heating Products. Net sales of home heating products decreased to $16.5 million in the second quarter of 1998 from $17.1 million in the second quarter of 1997, a decrease of $583,000, or 3.4%. The decrease in net sales of home heating products was primarily the result of continued competitive pressures in the gas space heater market and higher levels of inventory being carried over by the Company's customers as a result of the mild winter of late 1997 and the first quarter of 1998.

Leisure and Other Products. Net sales of leisure and other products increased $1.3 million, or 20.5%, in the second quarter of 1998 to $7.7 million as compared to $6.4 million in the second quarter of 1997. Net sales of barbecue gas grills increased $1.3 million in the second quarter of 1998 as compared to the second quarter of 1997 primarily as a result of new model introductions and expanded distribution.

Gross Profit

         Gross profit in the second quarter of 1998 was $5.3 million as compared to $6.2 million in the second quarter of 1997, a decrease of $887,000, or 14.3%. Gross margin, defined as gross profit as a percentage of net sales, was 22.0% in the second quarter of 1998 as compared to 26.5% in the second quarter of 1997.

 Home Heating Products. Gross profit on net sales of home heating products in the second quarter of 1998 was $3.7 million as compared to $4.6 million in the second quarter of 1997, a decrease of $922,000 or 19.9%. The shift in mix from higher margin gas heaters to lower margin fireplace products, lower net selling prices and a higher rate of production variances contributed to the decrease. Gross margin was 22.5% in the second quarter of 1998 as compared to 27.1% in the second quarter of 1997 primarily as the result of a higher mix of lower margin fireplace sales.

Leisure and Other Products. Gross profit on net sales of leisure and other products in the second quarter of 1998 increased $35,000, or 2.2%, to $1.6 million as compared to the second quarter of 1997. The substantially flat result was caused by the adverse affect of higher production overhead and lower manufacturing efficiencies in the Company's Washington Park, Illinois facility. Manufacturing operations in Washington Park were terminated in June 1998 and are being transferred to the Alabama facilities. See "-- Restructure Charge." Gross margin was 21.0% in the second quarter of 1998 as compared to 24.7% in the second quarter of 1997.

Selling Expenses

         Selling expenses in the second quarter of 1998 decreased to $2.5 million from $2.8 million in the second quarter of 1997, a decrease of $262,000, or 9.5%. The decrease in selling expenses was mainly attributable to a $104,000 decrease in advertising and promotion expenses in the home heating segment, a $71,000 decrease in payroll expenses and a $108,000 decrease in co-op advertising. Selling expenses as a percentage of net sales decreased to 10.3% in the second quarter of 1998 from 11.7% in the second quarter of 1997.

Segment Contribution

         Total segment contribution, defined as gross profit less selling expenses, decreased to $2.8 million in the second quarter of 1998 from $3.5 million in the second quarter of 1997, a decrease of $625,000, or 18.1%. The decrease was primarily the result of the $887,000 decrease in gross profit, partially offset by the 9.5% decrease in selling expenses and other factors discussed above.

General and Administrative Expenses

         General and administrative expenses decreased $10,000, or 0.6%, in the second quarter of 1998 as compared to the second quarter of 1997. General and administrative expenses as a percentage of net sales were 6.7% in the second quarter of 1998 as compared to 7.0% in the second quarter of 1997.

Non-cash ESOP Compensation Expense

         Non-cash ESOP compensation expense was $376,000 in the second quarter of 1998 as compared to $433,000 in the second quarter of 1997, a decrease of $57,000, or 13.2%. In the second quarter of 1998, 75,516 shares of unallocated ESOP stock were committed to be released as compensation at an average fair value of $4.98 per share, as compared to 76,860 shares committed to be released as compensation at an average fair value of $5.63 per share in the second quarter of 1997.

Restructure Charge

         As reported in the Company's Form 10-Q for the 13-week period ended March 28, 1998, the Company made the decision to close its Washington Park, Illinois facility. The Company initiated the closing and the transfer of the gas grill, gas log and freestanding vent-free stove production into the Athens, Alabama and Huntsville, Alabama locations during the second quarter of 1998. The Company recorded a non-recurring charge of $615,000, before tax, in connection with the closing. The non-recurring charge includes plant closing costs of $590,000 (primarily payroll, severance and payroll taxes of $234,000 and group insurance of $255,000) and a property, plant and equipment valuation charge of $25,000. The estimated reserve remaining as of June 27, 1998 totaled $513,000. While the consolidation resulted in lower manufacturing efficiencies and a lower gross margin on grill sales in the second quarter of 1998, the Company anticipates annual cost savings of up to $1 million beginning in late 1998 as a result of this consolidation. The foregoing statement and statements elsewhere in this Quarterly Report regarding the Company's expectations regarding the amount of restructuring charges and annual cost savings associated with closing the Washington Park facility constitute forward-looking statements and involve known and unknown assumptions, risks and uncertainties that could cause the actual charges and savings to differ materially from those expressed in the statements. There can be no assurance that the Company will not incur more restructuring charges than expected or that it will be able to achieve the anticipated level of cost savings. (See "'Safe Harbor' statement under the Private Securities Litigation Reform Act of 1995" on page 22.)

Interest Expense

         Interest expense in the second quarter of 1998 was $307,000 as compared to $377,000 in the second quarter of 1997, a decrease of $70,000, or 18.6%. The decrease was attributable to the decrease of $5.2 million in average outstanding debt during the second quarter.

Interest and Other Income

         Interest and other income in the second quarter of 1998 was $480,000 as compared to $216,000 in the second quarter of 1997, an increase of $264,000, or 122.2%. The increase was primarily attributed to a gain on sale of marketable securities of $288,000.

Provision for Income Taxes

         The provision for income taxes decreased to $245,000 in the second quarter of 1998 from $557,000 in the second quarter of 1997, a decrease of $312,000, or 56.0%. The decrease was the result of an $839,000 decrease in income before taxes to $395,000 in the second quarter of 1998 from $1.2 million in the second quarter of 1997, a decrease of 68.0%. The effective tax rate increased to 62.0% in the second quarter of 1998 from 45.1% in the second quarter of 1997 primarily as a result of the non-recognition of a tax benefit on the $183,000 net loss of HEAT during the second quarter of 1998.

Income from Continuing Operations and Income from Continuing
Operations Per Share

         The income from continuing operations in the second quarter of 1998 was $150,000 as compared to $677,000 in the second quarter of 1997. The decrease in income from continuing operations was primarily the result of the factors discussed above.

         Income from continuing operations per share-basic was $0.02 in the second quarter of 1998 as compared to $0.10 in the second quarter of 1997. This decrease was due to the decrease in income from continuing operations combined with the increase in the weighted average number of common and common equivalent shares outstanding. The increase in weighted average shares outstanding was primarily the result of stock options exercised and ESOP shares committed to be released to participants less treasury shares purchased.

         Income from continuing operations per share-diluted was $0.02 in the second quarter of 1998 as compared to $0.10 in the second quarter of 1997. The income per share on a diluted basis was the same as the income per share on a basic basis for the second quarter of 1998 and the second quarter of 1997, as the impact of diluted shares was minimal.

          Income from continuing operations, excluding the impact of the restructure charge ($384,000, net of tax) and the gain on sale of marketable securities ($180,000, net of tax), was $354,000, or $0.05 per share on a basic and diluted basis, for the second quarter of 1998 as compared to $677,000, or $0.10 per share on a basic and diluted basis, for the second quarter of 1997. There were no restructure charges or gain on sales of marketable securities in the second quarter of 1997.

26-WEEK PERIOD ENDED JUNE 27, 1998 COMPARED TO 26-WEEK PERIOD ENDED JUNE 28,
1997

Net Sales

         Net sales in the 26-week period ended June 27, 1998 increased to $43.1 million as compared to $39.4 million in the 26-week period ended June 28, 1997, an increase of $3.7 million, or 9.5%.


Home Heating Products. Net sales of home heating products increased to $27.2 million in the 1998 year-to-date period as compared to $27.1 million in the 1997 year-to-date period, an increase of $149,000, or 0.5%. The increase in net sales of home heating products was primarily the result of an increase in Martin Fireplace net sales of $1.9 million, offset by net decreases in gas space heaters and other heating products of $1.8 million.

Leisure and Other Products. Net sales of leisure and other products increased $3.6 million, or 29.1%, in the 1998 year-to-date period to $15.9 million as compared to $12.3 million in the 1997 year-to-date period. The increase was primarily the result of a $3.9 million, or 49.2%, increase in net sales of barbecue gas grills. Net sales of utility trailer kits decreased $258,000, or 6.2%, in the 1998 year-to-date period to $3.9 million as compared to $4.2 million in the 1997 year-to-date period.

Gross Profit

         Gross profit in the 1998 year-to-date period was $9.0 million as compared to $9.1 million in the 1997 year-to-date period, a decrease of $108,000, or 1.2%. Gross margin decreased to 20.9% in the 1998 year-to-date period from 23.1% in the 1997 year-to-date period.

Home Heating Products. Gross profit on net sales of home heating products was $5.4 million in the 1998 year-to-date period as compared to $6.2 million in the 1997 year-to-date period, a decrease of $817,000 or 13.2%. Gross margin decreased to 19.8% in the 1998 year-to-date period from 22.9% in the 1997 year-to-date period. The decrease in gross margin was caused by the shift in sales mix from higher margin gas heating products to Martin Fireplace products and lower net selling prices. Martin Fireplace product sales were 53.5% of home heating product sales in the 1998 year-to-date period as compared to 46.6% in the 1997 year-to-date period.

Leisure and Other Products. Gross profit on net sales of leisure and other products increased $709,000, or 24.4%, in the 1998 year-to-date period to $3.6 million as compared to $2.9 million in the 1997 year-to-date period. Gross margin decreased to 22.8% in the 1998 year-to-date period from 23.6% in the 1997 year-to-date period. The decrease was primarily the result of the adverse affect of higher production overhead and lower manufacturing efficiencies in the Company's Washington Park, Illinois facility. Manufacturing operations in Washington Park were terminated in June, 1998 and are being transferred to the Alabama facilities. See "--Restructure Charge."

Selling Expenses

         Selling expenses in the 1998 year-to-date period were $5.0 million as compared to $5.1 million in the 1997 year-to-date period, a decrease of $70,000, or 1.4%. The decrease was primarily due to a $76,000 decrease in payroll expenses, a $69,000 decrease in co-op advertising and a $57,000 decrease associated with Hunter, offset by a $114,000 increase in commissions. Selling expenses as a percentage of net sales decreased to 11.6% in the 1998 year-to-date period from 12.9% in the 1997 year-to-date period.

Segment Contribution

         Total segment contribution was $4.0 million in the 1998 year-to-date period compared to $4.0 million in the 1997 year-to-date period. The substantially flat result was primarily the result of the decrease in gross profit offset by decreased selling expenses discussed above.

General and Administrative Expense

         General and administrative expenses decreased $50,000, or 1.6%, in the 1998 year-to-date period as compared to the 1997 year-to-date period.

Non-cash ESOP Compensation Expense

         Non-cash ESOP compensation expense decreased $184,000, or 19.1%, in the 1998 year-to-date period to $778,000, as compared to $962,000 in the 1997 year-to-date period. In the 1998 year-to-date period, 150,528 shares of unallocated ESOP stock were committed to be released as compensation at an average fair value of $5.17 per share, as compared to 155,432 shares committed to be released as compensation at an average fair value of $6.19 per share in the 1997 year-to-date period.

Restructure Charge

          As reported in the Company's Form 10-Q for the 13-week period ended March 28, 1998, the Company made the decision to close its Washington Park, Illinois facility. The Company initiated the closing and the transfer of the gas grill, gas log and freestanding vent-free stove production into the Athens, Alabama and Huntsville, Alabama locations during the second quarter of 1998. See "13-Week Period Ended June 27, 1998 Compared to 13-Week Period Ended June 28, 1997--Restructure Charge."

Interest Expense

         Interest expense decreased $96,000, or 14.9%, in the 1998 year-to-date period to $547,000, as compared to $643,000 in the 1997 year-to-date period. The decrease was primarily attributable to the decrease of $6.6 million in overage outstanding debt during the year-to-date period.

Interest and Other Income

         Interest and other income increased $243,000, or 53.5%, in the 1998 year-to-date period to $697,000, as compared to $454,000 in the 1997 year-to-date period. The increase was primarily attributable to a gain on sale of marketable securities of $288,000.

Credit for Income Taxes

         The credit for income taxes decreased to $36,000 in the 1998 year-to-date period from a credit of $83,000 in the 1997 year-to-date period, a decrease of $47,000, or 56.6%. The effective tax rate decreased to 10.2% in the 1998 year-to-date period from 30.3% in the 1997 year-to-date period. The decrease in the effective tax rate was primarily the result of the non-recognition of a tax benefit on the $244,000 net loss of Hunter during the 1998 year-to-date period.

Loss from Continuing Operations and Loss from Continuing Operations Per Share

         Loss from continuing operations in the 1998 year-to-date period was $318,000 as compared to $191,000 in the 1997 year-to-date period, an increase of $127,000, or 66.5%. The increase was primarily the result of the factors discussed above.

         Loss from continuing operations per share-basic was $0.04 in the 1998 year-to-date period as compared to $0.03 in the 1997 year-to-date period, an increase of 33.3%.

         The loss per share on a diluted basis was the same as the loss per share on a basic basis for the 1998 year-to-date period and the 1997 year-to-date period as the loss from continuing operations prohibited the calculation of the dilutive effect of outstanding stock options.

         Loss from continuing operations, excluding the impact of the restructure charge ($384,000, net of tax) and the gain on sale of marketable securities ($180,000, net of tax), was $114,000, or a loss of $0.02 per share on a basic and diluted basis, for the 1998 year-to-date period as compared to $191,000, or a loss of $0.03 per share on a basic and diluted basis, for the 1997 year-to-date period. There were no restructure charges or gain on sales of marketable securities in the 1997 year-to-date period.

RESULTS OF DISCONTINUED METAL OFFICE FURNITURE OPERATIONS

         On February 24, 1997, the Company announced that it had elected to discontinue its operations in the metal office furniture segment. For 1997, the segment's operations, net of tax, have been treated as a discontinued operation for accounting purposes. The Company established a reserve at December 31, 1996 of $1,430,000, net of taxes of $861,000. The loss from discontinued operations charged to the reserve in the 1997 year-to-date period was $1,006,000.

         During 1997, the Company exceeded the original estimated reserve by $756,000, net of taxes of $457,000. The estimated reserve was exceeded primarily as a result of greater than anticipated credits for damaged and defective merchandise, lower than anticipated margins on sales (due to discounted sales prices and higher than expected freight costs), group insurance costs and write-downs of inventory. At

December 31, 1997, the Company recorded an estimated reserve of $187,000, net of taxes of $112,000, for charges to be incurred during 1998. The charge against the reserve in the 1998 year-to-date period was $50,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations in the first half of the year from internally generated funds and seasonal borrowings under its bank line of credit. The Company's primary capital requirements are for working capital, debt service, capital expenditures and dividends.

         The Company's operations in the 26-week period ended June 27, 1998 used $4.1 million in cash primarily to finance increases in extended term ("dating") receivables and inventories required to supply the Company's peak shipping season which occurs primarily in the third and fourth quarters of each year. The Company's operating cash and initial public offering investments were utilized to provide the funds needed for working capital requirements, capital expenditures, long-term debt repayments and dividends for the period.

         As discussed above, the Company finances temporary working capital requirements under an unsecured bank line of credit with its principal lender. The credit agreement provides a line of $30.0 million for a term expiring July 31, 1999. Interest on the line of credit is payable monthly at a variable rate equivalent to 30-day LIBOR plus 1.25%, which at July 31, 1998 was 6.91%. As of June 27, 1998, the Company had an outstanding balance of $-0- against this line of credit.


FINANCIAL POSITION

         Cash and short-term investments in the 1998 year-to-date period decreased $5.8 million as a result of the factors discussed above. Accounts receivable increased $8.2 million in the 1998 year-to-date period. The increase in accounts receivable was primarily the result of the $8.0 million increase in dating receivables. In an effort to better control its production schedule in light of the seasonal nature of its home heating and barbecue gas grill business, the Company utilizes early booking programs under which customers receive favorable dating terms for placing their orders early and permitting the Company to ship the products at "factory convenience."

         During the 1998 year-to-date period, net property, plant and equipment decreased $496,000, or 4.8%. The decrease was the net result of $416,000 in capital expenditures during the 1998 year-to-date period primarily offset by depreciation expense of $804,000.

                          PART II - OTHER INFORMATION


ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 18, 1995, the Company closed the sale of 2,300,000 shares of common stock at a price of $9.50 per share in connection with the initial public offering of its stock. The proceeds of the offering, net of an underwriting discount of $1,530,000 and expenses of $923,000, were $19,397,000. Through the date of this Quarterly Report, the Company has used approximately $9,600,000 of the proceeds to fund capital expenditures, acquire Hunter Technology Inc.
and for general working capital requirements. During the 1998 year-to-date period, the Company used approximately $5,100,000 for general working capital requirements.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         The annual meeting of stockholders of Martin Industries, Inc. was held on May 15, 1998. At the annual meeting, the stockholders elected three members to the board of directors of the Company to serve as a class until the annual meeting to be held in 2001 and one director to serve until the annual meeting to be held in 1999. The nominees to the board of directors to serve until the annual meeting to be held in 2001 received the following number of votes:

                                       Shares Voted          Shares Voted           Abstentions
                                           FOR                  AGAINST            and Non-Votes
                                       ------------          ------------          -------------
         William D. Biggs                7,667,696              512,158                  0

         Jim D. Caudle, Sr.              7,666,396              513,458                  0

         James J. Tanous                 7,901,595              278,259                  0

         The nominee to the board of directors to serve until the annual meeting to be held in 1999 received the following number of votes:

                                       Shares Voted          Shares Voted           Abstentions
                                           FOR                  AGAINST            and Non-Votes
                                       ------------          ------------          -------------
         Herbert J. Dickson              7,667,896              511,958                  0

         At the annual meeting, the stockholders also considered the selection of the Company's independent auditors for the fiscal year ending December 31, 1998. The stockholders approved the selection by the board of directors of the accounting firm of Arthur Andersen LLP as independent auditors for the Company for said fiscal year by the following number of votes:

                                        Shares Voted          Shares Voted           Abstentions
                                            FOR                  AGAINST            and Non-Votes
                                        ------------          ------------          -------------
                                          7,667,896              511,958                  0

         No other matters were considered or voted upon at the annual meeting.

ITEM 5.         OTHER INFORMATION

         Pursuant to recently adopted changes to Rule 14a-4 of the Proxy Rules under the Securities Exchange Act of 1934, if a stockholder fails to notify the Company on or before February 22, 1999 of a proposal which such stockholder intends to present at the Company's May 1999 Annual Meeting by a means other than inclusion of such proposal in the Company's proxy materials for that meeting, then if the proposal is presented at such annual meeting, the holders of the board of director's proxies at such meeting may use their discretionary voting authority with respect to such proposal, regardless of whether the proposal was discussed in the Company's proxy statement for such meeting. Stockholders should also note that under the Company's By-laws, in order to be timely, nominations of persons for election to the board of directors of the Company and proposals of business to be considered at the annual meeting must be delivered to the Company between February 14, 1999 and March 16, 1999.


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

                10(a) Amendment No. 9 to Martin Industries, Inc. Employee Stock Ownership Plan.

                10(b) Martin Industries, Inc. Amended and Restated 1994 Nonqualified Stock Option Plan.

                **27       Financial Data Schedule (for SEC use only).

         (b)    Reports on Form 8-K

                The Company filed a report on Form 8-K with the Commission on May 15, 1998 in which the Company reported under Item 5 with respect to the implementation of corrections of certain product and design problems with certain products manufactured by Hunter Technology Inc.

-----------------------------------
*Incorporated by reference
**Filed with electronic filing only

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995:

         With the exception of historical factual information, the matters and statements discussed, made or incorporated by reference in this Quarterly Report on Form 10-Q, including those regarding the anticipated restructuring charges and annual cost savings resulting from the closing of the Washington Park facility and the Company's expectations regarding of the possible exposure as a result of the Hunter Technology Inc.'s design and production problems, constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these "forward-looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "may," "believes," "estimates," "projects," "expects," "intends," and words of similar import. In addition, the Company and its representatives may from time to time make other oral or written statements that are also forward-looking statements. Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. In particular, there can be no assurance that the Company will not incur costs related to products of Hunter Technology Inc. or restructuring charges associated with the closing of the Washington Park facility in excess of those currently expected or that it will be able to achieve the anticipated level of cost savings or benefits contemplated by the referenced forward-looking statements. These assumptions, risks and uncertainties include, but are not limited to, those associated with general economic cycles; the cyclical nature of the industries in which the Company operates and the factors related thereto, including consumer confidence levels, inflation, employment and income levels, the availability of credit, and factors affecting the housing industry; the potential in the Company's business to experience significant fluctuations in quarterly earnings, the Company's business strategy, including its strategy of pursuing acquisitions and new product development; potential losses from product liability and personal injury lawsuits; the effects of seasonality and weather conditions on the Company's home heating product sales and other sales; fluctuations in quarterly earnings due to ESOP accounting; the effect of existing and new governmental and environmental regulations applicable to the Company; the dependence of the Company on key personnel; the highly competitive nature of each of the industries in which the Company operates; the volatility of the stock price at which outstanding shares of the Company may trade from time to time; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Commission. The Company expressly disclaims any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         MARTIN INDUSTRIES, INC.


         Date:  August 11, 1998               By     /s/ Roderick V. Schlosser
                                                  ----------------------------------------
                                                  Roderick V. Schlosser
                                                  Vice President & Chief Financial Officer
                                                  (Executed on behalf of
                                                  Registrant and as Principal
                                                  Financial Officer)

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

*3(b) By-laws of Martin Industries, Inc. as amended and restated on May 16, 1997 which was filed as
               Exhibit 3(b) to the Registrant's Quarterly Statement on Form 10-Q for the 26-week period ended
               June 28, 1997 (Commission File No. 0-26228).

*4 Article 4 of the Restated Certificate of Incorporation of Martin Industries, Inc. which was included in
               Exhibit 3(a) to the Registrant's Registration
               Statement on Form S-1 filed with the Commission on July 10, 1995 (Registration No. 33-90432).

10(a)          Amendment No. 9 to Martin Industries, Inc.
               Employee Stock Ownership Plan.

10(b)          Martin Industries, Inc. Amended and Restated 1994
               Nonqualified Stock Option Plan.

**27           Financial Data Schedule (for SEC use only).

---------------------------------
 *Incorporated by reference
**Filed with electronic filing only