Form 10-Q
period 1998-09-26
MARTIN INDUSTRIES INC /DE/
filed 1998-11-10
CIK 942143

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                      QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 FOR 39-WEEK PERIOD ENDED SEPTEMBER 26, 1998        COMMISSION FILE NO. 0-26228

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

                                YES  X      NO
                                    ----       ----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                     8,396,052 SHARES OF COMMON STOCK, $.01
                       PAR VALUE, AS OF OCTOBER 30, 1998

                            MARTIN INDUSTRIES, INC.

                                     INDEX

                                                                                                          PAGE
                                                                                                          ----
PART I                   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS:

                         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                              SEPTEMBER 26, 1998 AND DECEMBER 31, 1997                                     2

                         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
                              OPERATIONS FOR THE 13-WEEK AND 39-WEEK PERIODS ENDED
                              SEPTEMBER 26, 1998 AND SEPTEMBER 27, 1997                                    4

                         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
                              CASH FLOWS FOR THE 39-WEEK PERIODS ENDED
                              SEPTEMBER 26, 1998 AND SEPTEMBER 27, 1997                                    5

                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                              6

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS                                                              11

PART II                  OTHER INFORMATION

                         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                               21

                         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                        21


                          PART 1 FINANCIAL INFORMATION
                          Item 1. Financial Statements

                            MARTIN INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                     ASSETS

                                                             September 26,               December 31,
                                                                 1998                        1997
                                                          --------------------        --------------------
Current assets:
   Cash and short-term investments                        $           549,000         $        15,157,000
   Accounts and notes receivable, less
      allowance for doubtful accounts of
      $461,000 and $432,000, respectively                          21,714,000                  10,106,000
   Inventories                                                     24,291,000                  24,884,000
   Refundable income taxes                                            746,000                     269,000
   Deferred tax benefits                                            3,393,000                   3,488,000
   Prepaid expenses and other assets                                1,556,000                   1,811,000
                                                          --------------------        --------------------
         Total current assets                                      52,249,000                  55,715,000
                                                          --------------------        --------------------


   Property, plant and equipment, net                               9,967,000                  10,317,000
   Deferred tax benefits                                              610,000                     581,000
   Other noncurrent assets                                          4,166,000                   4,367,000
                                                          --------------------        --------------------
                                                                   14,743,000                  15,265,000
                                                          --------------------        --------------------
         Total assets                                     $        66,992,000         $         70,980,000
                                                          ====================        ====================


The accompanying notes are an integral part of these condensed consolidated statements.

                            MARTIN INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                        September 26,               December 31,
                                                                            1998                        1997
                                                                     --------------------        --------------------
LIABILITIES
   Current liabilities:
      Notes payable                                                  $           455,000         $           481,000
      Current portion of long-term debt                                        1,745,000                   1,750,000
      Accounts payable                                                         4,724,000                   3,496,000
      Accrued liabilities:
         Payroll and employee benefits                                         2,657,000                   2,699,000
         Product liability                                                       752,000                     651,000
         Warranty                                                              1,159,000                   1,535,000
         Workers' compensation                                                   573,000                     572,000
         Other                                                                 1,536,000                   1,359,000
                                                                     -------------------         -------------------
            Total current liabilities                                         13,601,000                  12,543,000
                                                                     -------------------         -------------------

   Long-term debt                                                              6,873,000                   8,599,000
   Deferred compensation                                                       2,198,000                   2,197,000
   Other noncurrent liabilities                                                        0                      18,000
                                                                     -------------------         -------------------

                                                                               9,071,000                  10,814,000
                                                                     -------------------         -------------------

                  Total liabilities                                           22,672,000                  23,357,000
                                                                     -------------------         -------------------


STOCKHOLDERS' EQUITY
   Preferred stock $.01 par value, 1,000,000
      shares authorized; no shares issued
      and outstanding                                                                  0                           0
   Common stock, $.01 par value, 20,000,000 shares
      authorized; 9,751,222 shares issued at September 26,
      1998 and 9,748,746 at December 31, 1997                                     98,000                      97,000
   Paid-in capital                                                            27,231,000                  26,863,000
   Retained earnings                                                          26,915,000                  29,501,000
   Foreign currency translation adjustment                                      (886,000)                   (372,000)
                                                                     -------------------         -------------------

                                                                              53,358,000                  56,089,000
   Less:
      Treasury stock at cost (1,355,170 shares at September 26,
         1998 and 1,104,105 at December 31, 1997)                              4,057,000                   2,590,000
      Unearned compensation - ESOP                                             4,981,000                   5,876,000
                                                                     -------------------         -------------------

            Total stockholders' equity                                        44,320,000                  47,623,000
                                                                     -------------------         -------------------

            Total liabilities and stockholders' equity               $        66,992,000         $        70,980,000
                                                                     ===================         ===================

The accompanying notes are an integral part of these condensed consolidated statements.

                            MARTIN INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                              13-Week                              39-Week
                                                                           Period Ended                         Period Ended
                                                                -----------------------------------   ----------------------------
                                                                      Sept. 26,          Sept. 27,       Sept. 26,       Sept. 27,
                                                                        1998                1997           1998            1997
                                                                ----------------    ---------------   -------------   ------------
NET SALES                                                       $     20,102,000    $    23,850,000   $  63,243,000   $ 63,258,000

COST OF SALES                                                         17,975,000         17,810,000      52,108,000     48,102,000
                                                                ----------------    ---------------   -------------   ------------

   Gross profit                                                        2,127,000          6,040,000      11,135,000     15,156,000
                                                                ----------------    ---------------   -------------   ------------

OPERATING EXPENSES:
   Selling                                                             2,022,000          2,555,000       7,030,000      7,633,000
   General and administrative                                          1,529,000          1,573,000       4,640,000      4,734,000
   Non-cash ESOP compensation expense                                    312,000            483,000       1,090,000      1,445,000
   Restructure charge                                                          0                  0         615,000              0
                                                                ----------------    ---------------   -------------   ------------
                                                                       3,863,000          4,611,000      13,375,000     13,812,000
                                                                ----------------    ---------------   -------------   ------------

   Operating income (loss)                                            (1,736,000)         1,429,000      (2,240,000)     1,344,000

INTEREST EXPENSE                                                         224,000            501,000         771,000      1,144,000

INTEREST AND OTHER INCOME                                               (120,000)          (219,000)       (817,000)      (673,000)
                                                                ----------------    ---------------   -------------   ------------

   Income (loss) from continuing operations
      before income taxes                                             (1,840,000)         1,147,000      (2,194,000)       873,000

PROVISION (CREDIT) FOR INCOME TAXES                                     (426,000)           492,000        (462,000)       409,000
                                                                ----------------    ---------------   -------------   ------------

   Income (loss) from continuing operations                           (1,414,000)           655,000      (1,732,000)       464,000
   Loss on disposal of discontinued operations, net of tax                     0           (253,000)              0       (253,000)
                                                                ----------------    ---------------   -------------   ------------

NET INCOME (LOSS)                                               $     (1,414,000)   $       402,000   $  (1,732,000)  $    211,000
                                                                ================    ===============   =============   ============

BASIC PER SHARE DATA:
   Income (loss) from continuing operations                     $          (0.20)   $          0.10   $       (0.24)  $       0.07
   Loss from discontinued operations                                        0.00              (0.04)           0.00          (0.04)
                                                                ----------------    ---------------   -------------   ------------

   Net income (loss)                                            $          (0.20)   $          0.06   $       (0.24)  $       0.03
                                                                ================    ===============   =============   ============

   Weighted average number of common and common
      equivalent shares outstanding                                    7,133,756          6,800,167       7,099,251      6,755,026
                                                                ================    ===============   =============   ============

DILUTED PER SHARE DATA:
   Income (loss) from continuing operations                     $          (0.20)   $          0.09   $       (0.24)  $       0.07
   Loss from discontinued operations                                        0.00              (0.03)           0.00          (0.04)
                                                                ----------------    ---------------   -------------   ------------

   Net income (loss)                                            $          (0.20)   $          0.06   $       (0.24)  $       0.03
                                                                ================    ===============   =============   ============

   Weighted average number of common and common
      equivalent shares outstanding                                    7,133,756          7,082,734       7,099,251      7,037,593
                                                                ================    ===============   =============   ============

DIVIDENDS DECLARED PER SHARE                                    $          0.042    $         0.040   $       0.122   $      0.116
                                                                ================    ===============   =============   ============

The accompanying notes are an integral part of these condensed consolidated statements.

                            MARTIN INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                                     39-Week
                                                                                                  Period Ended
                                                                                  ----------------------------------------------
                                                                                      Sept. 26,                  Sept. 27,
                                                                                         1998                       1997
                                                                                  -------------------        -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                            $         (1,732,000)     $             211,000
   Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
      Accrued restructure charge                                                             288,000                          0
      Depreciation and amortization                                                        1,259,000                  1,301,000
      Gain on sale of assets                                                                       0                    (12,000)
      Gain on sale of marketable securities                                                 (288,000)                         0
      Provision for doubtful accounts and notes receivable                                    29,000                     21,000
      Non-cash ESOP compensation expense                                                   1,090,000                  1,445,000
      Other changes in operating assets and liabilities                                  (10,522,000)               (25,758,000)
                                                                                  ------------------         ------------------

            Net cash used in operating activities                                         (9,876,000)               (22,792,000)
                                                                                  ------------------         ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                   (1,053,000)                (1,803,000)
   Proceeds from sale of assets                                                                2,000                  1,023,000
   Proceeds from sale of marketable securities                                               368,000                          0
                                                                                  ------------------         ------------------

      Net cash used in investing activities                                                 (683,000)                  (780,000)
                                                                                  ------------------         ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term borrowings (repayments)                                                     (7,000)                18,346,000
   Net repayments of long-term debt                                                       (1,723,000)                (1,689,000)
   Purchase of treasury stock                                                             (1,729,000)                  (775,000)
   Exercise of stock options                                                                 121,000                     44,000
   Cash dividends paid                                                                      (676,000)                  (613,000)
                                                                                  ------------------         ------------------

      Net cash provided by (used in) financing activities                                 (4,014,000)                15,313,000
                                                                                  ------------------         ------------------

NET DECREASE IN CASH AND SHORT-TERM
   INVESTMENTS                                                                           (14,573,000)                (8,259,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                      (35,000)                    25,000

CASH AND SHORT-TERM INVESTMENTS AT THE
   BEGINNING OF THE PERIOD                                                                15,157,000                 19,326,000
                                                                                  ------------------         -------------------

CASH AND SHORT-TERM INVESTMENTS AT THE
   END OF THE PERIOD                                                              $          549,000         $        11,092,000
                                                                                  ==================         ===================

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

         In the opinion of management, the unaudited interim condensed consolidated financial statements included herein reflect all adjustments necessary to present fairly the information set forth therein. All adjustments are of a normal recurring nature. The consolidated results of operations for the periods presented are not necessarily indicative of results for the full year. The Company's business is seasonal and cyclical with the potential for significant fluctuations in quarterly earnings.

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

2.  INVENTORIES

         Substantially all of the Company's inventories are valued at last-in, first-out ("LIFO") cost, which is not in excess of market. An analysis of inventories at September 26, 1998 and December 31, 1997 follows:


                                                                            September 26,         December 31,
                                                                                 1998                  1997
                                                                            -------------         ------------
                                                                                        (Unaudited)
         Inventories valued at first-in, first-out ("FIFO") cost:
              Raw materials and purchased parts                              $12,318,000           $12,467,000
              Work-in-process                                                  5,470,000             5,194,000
              Finished goods                                                  12,261,000            12,803,000
                                                                              ----------           -----------
                                                                              30,049,000            30,464,000
         Less excess of FIFO over LIFO cost                                    5,758,000             5,580,000
                                                                             -----------           -----------
                                                                             $24,291,000           $24,884,000
                                                                             ===========           ===========


3.  EARNINGS PER SHARE

         In December 1997, the Company adopted SFAS No. 128, Earnings per Share, and restated all prior-period earnings per share ("EPS") data presented.

         A reconciliation of shares as the denominator of the basic EPS computation to the diluted EPS computation is as follows:


                                                         13-Week Period Ended                          39-Week Period Ended
                                                 ----------------------------------           ---------------------------------
                                                 September 26,         September 27,           September 26,      September 27,
                                                      1998                  1997                    1998               1997
                                                 --------------      --------------           --------------     --------------
          Weighted average shares-basic,
              excluding ESOP and stock
              option effects                         5,296,817             5,214,178               5,349,146          5,255,871


          Weighted average effect of ESOP
              shares committed to be
              released                               1,836,939             1,585,989               1,750,105          1,499,155
                                                 -------------           -----------          --------------      -------------

          Weighted average shares-basic              7,133,756             6,800,167               7,099,251          6,755,026

          Dilutive effect of stock options                   0               282,567                       0            282,567
                                                 -------------           -----------          --------------      -------------

          Weighted average number of
              common and common
              equivalent shares
              outstanding-diluted                    7,133,756             7,082,734               7,099,251          7,037,593
                                               ===============          ============          ==============      =============

Options outstanding of 691,973 and 396,050 for the 13-week periods ended September 26, 1998 and September 27, 1997, respectively, were not included in the table above as they were anti-dilutive. Options outstanding of 691,973 and 396,050 for the 39-week periods ended September 26, 1998 and September 27, 1997, respectively, were not included in the table above as they were anti-dilutive.

4.  COMMITMENTS AND CONTINGENCIES

Product Contingency

         The Company has experienced production and design problems with certain products manufactured by Hunter Technology Inc., a wholly-owned subsidiary of 1166081 Ontario Inc. These product problems, in some cases, caused the production to be suspended and, therefore, shipments were also suspended. Corrections have been implemented and all but one of the affected products are back in production. The Company has completed its evaluation of the potential exposure to deal with problems related to products shipped prior to these corrections, and it currently believes that the ultimate liability will not have a material adverse effect on the Company.

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

5.  REPORTING COMPREHENSIVE INCOME (LOSS)

         Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of "comprehensive income," which is the total of net income (loss) and all other nonowner changes in stockholders' equity, and its components. Comprehensive income (loss) is as follows:



                                                             13-Week Period Ended                        39-Week Period Ended
                                                     ----------------------------------            --------------------------------
                                                     September 26,         September 27,           September 26,      September 27,
                                                          1998                  1997                    1998               1997
                                                     ----------------------------------            -------------     --------------
          Net income (loss)                          $     (1,414,000)    $     402,000            $ (1,732,000)     $     211,000

          Other comprehensive income
                   (loss), net of tax

              Foreign currency translation
                   adjustment                                (267,000)           (7,000)               (514,000)           (79,000)
                                                    -------------------   -------------            ------------      --------------
          Comprehensive income (loss)               $      (1,681,000)    $     395,000            $ (2,246,000)     $     132,000
                                                    ==================    =============            ============      ==============

6.  RESTRUCTURE CHARGE

         As part of the continuing effort to reduce operating costs and improve manufacturing efficiencies, the Company made the decision to close its Washington Park, Illinois facility. The Company initiated the closing and the transfer of the gas grill, gas log and freestanding vent-free stove production into the Athens, Alabama and Huntsville, Alabama locations during the second quarter of 1998. The Company recorded a non-recurring charge of $615,000, before tax, in connection with the closing. The non-recurring charge includes plant closing costs of $590,000 (primarily payroll, severance and payroll taxes of $234,000 and group insurance of $255,000) and a property, plant and equipment valuation charge of $25,000. The estimated reserve remaining as of September 26, 1998 totaled $288,000.

                      ITEM 2. MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited interim condensed consolidated financial statements of the Company and notes thereto appearing elsewhere in this Form 10-Q. All references to the third quarter of 1998 and the third quarter of 1997 are referring to the 13-week periods ended September 26, 1998 and September 27, 1997, respectively. All references to the 1998 year-to-date period and the 1997 year-to-date period are referring to the 39-week periods ended September 26, 1998 and September 27, 1997, respectively.

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

         Prior to 1997, the Company manufactured products in the metal office furniture segment through its Filex line acquired in 1989. In February of 1997, the Company elected to discontinue its metal office furniture operations. The consolidation in the office furniture industry increased competition and margin pressures in the segment to the point of an unacceptable return to the Company. The metal office furniture segment's operations are treated as discontinued in the accompanying condensed consolidated financial statements. See "--Results of Discontinued Metal Office Furniture Operations."

         As part of the continuing effort to reduce operating costs and improve manufacturing efficiencies, the Company made the decision to close its Washington Park, Illinois facility. The Company initiated the closing and the transfer of the gas grill, gas log and freestanding vent-free stove production into the Athens, Alabama and Huntsville, Alabama locations during the second quarter of 1998. The Company recorded a non-recurring charge of $615,000, before tax, in connection with the closing. The non-recurring charge includes plant closing costs of $590,000 (primarily payroll, severance and payroll taxes of $234,000 and group insurance of $255,000) and a property, plant and equipment valuation charge of $25,000. The estimated reserve remaining as of September 26, 1998 totaled $288,000. See "39-Week Period Ended September 26, 1998 Compared to 39-Week Period Ended September 27, 1997 - Restructure Charge."

YEAR 2000 COMPLIANCE

         The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems (collectively, the "Programs and Systems"). These Programs and Systems are used in several key areas of the Company's business, including inventory management, pricing, sales, and financial reporting, as well as in various administrative functions. Many of the Company's Programs and Systems, as well as the programs and systems of third parties doing business with the Company, are subject to the "Year 2000" issue, which is the inability of a computer to correctly process dates after December 31, 1999. This inability could potentially cause affected computers to shut down or perform incorrect calculations, ultimately resulting in a system failure, disruption of operations, and the inability to engage in normal business activities. This issue also affects products or systems which contain embedded computer chips with date sensitive programming, such as manufacturing equipment, security systems, telephone equipment and office equipment ("non-IT systems"). As a result, many companies' software and computer systems need to be upgraded or replaced in order to address the Year 2000 issue.

         The Company is in the process of evaluating its Programs and Systems, including its non-IT systems, to identify and address potential Year 2000 compliance problems. With respect to the Company's non-IT systems, the Company has not completed its evaluation, but currently believes that its material non-IT systems are not date dependent. The Company has substantially completed its preliminary assessment of its IT Programs and Systems. The Company has also initiated communication with suppliers, and intends to initiate communication with financial institutions and other third parties with which it does business in the near future, to evaluate their Year 2000 compliance. The Company is currently reviewing responses from its suppliers to identify and assess compliance issues, but has not yet completed that review.

         It is anticipated that further modification or replacement of certain of the Company's Programs and Systems will be necessary to make its IT Programs and Systems Year 2000 compliant. The Company plans to complete its final assessment of its IT Programs and Systems and implement corrections and/or selective replacements to those Programs and Systems by the end of the second quarter of 1999. While some non-critical systems may not be addressed until after December 1999, the Company believes such systems will not disrupt its operations in a material manner. The Company does not expect that the cost to modify and/or make selective improvements to its Programs and Systems will be material to its financial condition or results of operations; however, the Company does expect to incur approximately $50,000 from working capital funds as an expense during 1998 and 1999 to complete the assessment and corrections. Because of the subjective nature of and inherent uncertainty in the Year 2000 compliance issue, the actual costs to address and resolve any non-compliance issues may differ materially from those anticipated. In particular, this estimate assumes that the Company will not encounter material Year 2000 compliance issues with its non-IT systems, that it has correctly identified and assessed the material Year 2000 compliance issues associated with its IT Programs and Systems, and that its suppliers, customers and others with which it does business correctly communicate with the Company and do not experience significant Year 2000 compliance issues. In addition, the Company in the normal course of its business has been evaluating the need for a system-wide upgrade or replacement of its Programs and Systems without regard to the Year 2000 compliance issue. If the Company undertakes such an upgrade or replacement, it will be designed to eliminate any Year 2000 issues. The Company, however, has not made any decision to implement such a project and does not expect to accelerate this decision in order to address the Year 2000 issue.

         The Company could be affected if the Year 2000 issue impacts suppliers' abilities to provide raw materials and other supplies needed in the manufacturing process or if its customers' ability to take shipments are affected. The Company is also dependent on third parties or government agencies to (1) supply sufficient electrical power and other utilities, transportation and other services to sustain the manufacturing process and other Company operations, (2) process, pay and maintain records of certain employee benefits, and (3) supply funds and information in a timely fashion for its distributors and customers to purchase products. Any failure on the part of these third parties could have a material adverse effect on the business, results of operations and financial condition of the Company.

         If the Company's efforts to resolve the Year 2000 issue are not adequate or implemented in a timely manner, the Company could experience a disruption in its normal business activities. Management of the Company currently believes that the most reasonably likely worst case scenario would be the delay in collections from third parties which could result in liquidity issues for the Company, the delay of financial reporting due to any accounting processes which may need to be performed manually, a delay in purchasing supplies and shipping products, and increased costs associated with obtaining alternative sources of supply and other business, in each case until all Year 2000 issues are resolved. However, the potential consequences of the Year 2000 issue are inherently uncertain, and, consequently, no assurance can be given that this will be the reasonably likely worst case scenario.

         The Company has not established a contingency plan for Year 2000 issues. The Company, however, intends to reevaluate the need for a contingency plan in approximately mid-1999.

         Many of the statements in this section constitute forward-looking statements and are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or contemplated by these statements. See "'Safe Harbor' Statement under the Private Securities Litigation Reform Act of 1995" appearing on page 22 of this report.

RESULTS OF CONTINUING OPERATIONS

         The following tables set forth, for the periods indicated, information derived from the Company's financial statements expressed as a percentage of net sales together with industry segment information.



                                                                13-Week Period Ended             39-Week Period Ended
                                                            --------------------------          -----------------------
                                                            Sept. 26,       Sept. 27,           Sept. 26,     Sept. 27,
                                                               1998           1997                 1998          1997
                                                            --------        ----------          ---------     ---------
         Net sales                                            100.0%          100.0%             100.0%          100.0%
         Cost of sales                                         89.4            74.7               82.4            76.0
                                                            -------         -------             ------        --------
         Gross profit                                          10.6            25.3               17.6            24.0

         Operating expenes:
            Selling                                            10.1            10.7               11.1            12.1
            General and administrative                          7.6             6.6                7.3             7.5
            Non-cash ESOP compensation expense                  1.5             2.0                1.7             2.3
            Restructure charge                                  0.0             0.0                1.0             0.0
                                                            -------         -------             ------        --------

         Operating income (loss)                               (8.6)            6.0               (3.5)            2.1
         Interest expense (income), net                         0.5             1.2               (0.1)            0.7
                                                            -------         -------             ------        --------

         Income (loss) before income taxes                     (9.1)            4.8               (3.4)            1.4
         Provision (credit) for income taxes                   (2.1)            2.1               (0.7)            0.7
                                                            -------         -------             ------        --------

         Net income (loss)                                     (7.0)%           2.7%              (2.7)%           0.7%
                                                            =======         =======             ======        ========


                                                                                Segment Information
                                                           ----------------------------------------------------------
                                                                13-Week Period Ended             39-Week Period Ended
                                                           -------------------------             --------------------
                                                            Sept. 26,      Sept. 27,             Sept. 26,   Sept. 27,
                                                               1998           1997                  1998        1997
                                                           ----------      ---------             ---------   --------
                                                                                      (In Thousands)
         Net sales:
            Home heating products                         $  18,484        $ 21,461              $ 45,726    $ 48,554
            Leisure and other products                        1,618           2,389                17,517      14,704
                                                          ---------        --------              --------    --------
                                                          $  20,102        $ 23,850              $ 63,243    $ 63,258
                                                          =========        ========              ========    ========
         Gross profit:
            Home heating products                         $   2,041        $  5,655              $  7,429    $ 11,860
            Leisure and other products                           86             385                 3,706       3,296
                                                          ---------        --------              --------    --------
                                                          $   2,127        $  6,040              $ 11,135    $ 15,156
                                                          =========        ========              ========    ========

         Segment contribution (loss):  (1)
            Home heating products                         $     445        $  3,624              $  2,676    $  6,279
            Leisure and other products                         (340)           (139)                1,429       1,244
                                                          ---------        --------              --------    --------
                                                          $     105        $  3,485              $  4,105    $  7,523
                                                          =========        ========              ========    ========

(1)Segment contribution (loss) consists of gross profit less selling expenses.

13-WEEK PERIOD ENDED SEPTEMBER 26, 1998 COMPARED TO 13-WEEK PERIOD ENDED SEPTEMBER 27, 1997

Net Sales

         Net sales in the 13-week period ended September 26, 1998 decreased to $20.1 million from $23.9 million in the 13-week period ended September 27, 1997, a decrease of $3.7 million, or 15.7%.

Home Heating Products. Net sales of home heating products decreased to $18.5 million in the third quarter of 1998 from $21.5 million in the third quarter of 1997, a decrease of $3.0 million, or 13.9%. The decrease in net sales of home heating products, particularly gas space heaters, was primarily due to the continued effect of high levels of customer inventories carried over as a result of last year's mild winter. Price competition is also fierce as the gas heater industry has been negatively impacted by these conditions and by increased competition generally from foreign and domestic producers. Gas heater prices were reduced approximately 13% to 14% on approximately $3.0 million of sales shifted from distributors to direct retail.

Leisure and Other Products. Net sales of leisure and other products decreased $771,000, or 32.3%, in the third quarter of 1998 to $1.6 million as compared to $2.4 million in the third quarter of 1997. The decrease in sales was primarily due to lower utility trailer sales as a result of competition from a foreign producer and a decrease in barbeque gas grill sales as a result of the transfer of grill production from the Washington Park, Illinois facility to the Athens, Alabama facility. See "--Restructure Charge."

Gross Profit

         Gross profit in the third quarter of 1998 was $2.1 million as compared to $6.0 million in the third quarter of 1997, a decrease of $3.9 million, or 64.8%. Gross margin, defined as gross profit as a percentage of net sales, was 10.6% in the third quarter of 1998 as compared to 25.3% in the third quarter of 1997.

Home Heating Products. Gross profit on net sales of home heating products in the third quarter of 1998 was $2.0 million as compared to $5.7 million in the third quarter of 1997, a decrease of $3.6 million or 63.9%. The sales decline, the shift in mix from higher margin gas heaters to lower margin fireplace products, lower net selling prices and a higher rate of production variances contributed to the decrease. During the third quarter, the average prices of fireplaces and accessories were reduced approximately 3% to 4%. Gross margin was 11.0% in the third quarter of 1998 as compared to 26.4% in the third quarter of 1997 primarily as the result of the factors noted above.

Leisure and Other Products. Gross profit on net sales of leisure and other products in the third quarter of 1998 decreased $299,000, or 77.7%, to $86,000 as compared to the third quarter of 1997. The decrease was caused by the decrease in sales and the adverse effect of a higher rate of production variances related to the move of the Washington Park, Illinois facility to the Athens, Alabama facility. See "--Restructure Charge." Gross margin was 5.3% in the third quarter of 1998 as compared to 16.1% in the third quarter of 1997.

Selling Expenses

         Selling expenses in the third quarter of 1998 decreased to $2.0 million from $2.6 million in the third quarter of 1997, a decrease of $533,000, or 20.9%. The decrease in selling expenses was mainly attributable to a decrease in sales, a $60,000 decrease in the Canadian operation's selling expenses, a $203,000 decrease in advertising and promotion expenses, a $162,000 decrease in salary and commission expenses, and a $40,000 decrease in co-op advertising. Selling expenses as a percentage of net sales decreased to 10.1% in the third quarter of 1998 from 10.7% in the third quarter of 1997.

Segment Contribution

         Total segment contribution, defined as gross profit less selling expenses, decreased to $105,000 in the third quarter of 1998 from $3.5 million in the third quarter of 1997, a decrease of $3.4 million, or 97.0%. The decrease was primarily the result of the $3.9 million decrease in gross profit, partially offset by the $533,000 decrease in selling expenses as discussed above.

General and Administrative Expenses

         General and administrative expenses decreased $44,000, or 2.8%, in the third quarter of 1998 as compared to the third quarter of 1997. General and administrative expenses as a percentage of net sales were 7.6% in the third quarter of 1998 as compared to 6.6% in the third quarter of 1997.

Non-cash ESOP Compensation Expense

         Non-cash ESOP compensation expense was $312,000 in the third quarter of 1998 as compared to $483,000 in the third quarter of 1997, a decrease of $171,000, or 35.4%. In the third quarter of 1998, 74,040 shares of unallocated ESOP stock were committed to be released as compensation at an average fair value of $4.21 per share, as compared to 78,175 shares committed to be released as compensation at an average fair value of $6.18 per share in the third quarter of 1997.

Restructure Charge

         As reported in the Company's Form 10-Q for the 13-week period ended March 28, 1998, the Company made the decision to close its Washington Park, Illinois facility. The Company initiated the closing and the transfer of the gas grill, gas log and freestanding vent-free stove production into the Athens, Alabama and Huntsville, Alabama locations during the second quarter of 1998. The Company recorded a non-recurring charge of $615,000, before tax, in connection with the closing in the second quarter of 1998. While the consolidation resulted in lower manufacturing efficiencies and a lower gross margin on sales in the third quarter of 1998, the Company anticipates annual cost savings of up to $1 million beginning in late 1998 as a result of this consolidation. The foregoing statement and statements elsewhere in this Quarterly Report regarding the Company's expectations regarding the amount of restructuring charges and annual cost savings associated with closing the Washington Park facility constitute forward-looking statements and involve known and unknown assumptions, risks and uncertainties that could cause the actual charges and savings to differ materially from those expressed in the statements. There can be no assurance that the Company will not incur more restructuring charges than expected or that it will be able to achieve the anticipated level of cost savings. (See "'Safe Harbor' statement under the Private Securities Litigation Reform Act of 1995" on page 22.)

Interest Expense

         Interest expense in the third quarter of 1998 was $224,000 as compared to $501,000 in the third quarter of 1997, a decrease of $277,000, or 55.3%. The decrease was attributable to the decrease in average outstanding debt during the third quarter.

Interest and Other Income

         Interest and other income in the third quarter of 1998 was $120,000 as compared to $219,000 in the third quarter of 1997, a decrease of $99,000, or 45.2%. The decrease was primarily attributable to the decrease of $8.7 million in average funds invested during the third quarter.

Credit for Income Taxes

         The credit for income taxes was $426,000 for the third quarter of 1998 as compared to a provision for income taxes of $492,000 for the third quarter of 1997. The effective tax rate was (23.2)% in the third quarter of 1998 as compared to 42.9% in the third quarter of 1997. The change was primarily a result of the $1.8 million loss from continuing operations before income taxes in the third quarter of 1998 as compared to the $1.1 million income from continuing operations before income taxes in the third quarter of 1997 and the non-recognition of a tax benefit on the $396,000 net loss of Hunter Technology Inc. ("Hunter") during the third quarter of 1998.

Loss from Continuing Operations and Loss from Continuing Operations Per Share

         The loss from continuing operations in the third quarter of 1998 was $1.4 million as compared to income from continuing operations of $655,000 in the third quarter of 1997. The decrease was primarily the result of the factors discussed above.

         Loss from continuing operations per share-basic was $0.20 in the third quarter of 1998 as compared to income from continuing operations per share of $0.10 in the third quarter of 1997. This decrease was due to the decrease in income from continuing operations offset primarily by the increase in the weighted average number of common and common equivalent shares outstanding. The increase in weighted average shares outstanding was primarily the result of ESOP shares committed to be released to participants.

         Loss from continuing operations per share-diluted was $0.20 in the third quarter of 1998 as compared to $0.09 in the third quarter of 1997. The loss per share on a diluted basis was the same as the loss per share on a basic basis for the third quarter of 1998 as the effect of outstanding stock options was not dilutive.

         Based on current orders in house, current market trends and the continued mild weather, the depressed results realized in the third quarter may continue through the fourth quarter and early 1999.

39-WEEK PERIOD ENDED SEPTEMBER 26, 1998 COMPARED TO 39-WEEK PERIOD ENDED SEPTEMBER 27, 1997

Net Sales

         Net sales in the 39-week period ended September 26, 1998 were $63.2 million as compared to $63.3 million in the 39-week period ended September 27, 1997, a decrease of $15,000.

Home Heating Products. Net sales of home heating products decreased to $45.7 million in the 1998 year-to-date period as compared to $48.6 million in the 1997 year-to-date period, a decrease of $2.8 million, or 5.8%. The decrease in net sales of home heating products, particularly gas space heaters, was primarily due to the continued affect of high levels of customer inventories carried over as a result of last year's mild winter, which appears to be affecting the industry as a whole, as evidenced by statistics published by the Gas Appliance Manufacturers Association which indicate that industry sales of vented and vent-free gas heating products for the first eight months of 1998 decreased 6.4% as compared to the same period in 1997. Price competition is also fierce as the gas heater industry has been negatively impacted by these conditions and by increased competition generally from foreign and domestic producers. While Martin fireplace sales have increased $2.9 million during the 1998 year-to-date period as compared to the 1997 year-to-date period, sales of gas space heaters and other heating products, excluding Hunter products, decreased $6.7 million during the 1998 year-to-date period as compared to the 1997 year-to-date period.

Leisure and Other Products. Net sales of leisure and other products increased $2.8 million, or 19.1%, in the 1998 year-to-date period to $17.5 million as compared to $14.7 million in the 1997 year-to-date period. The increase was primarily the result of a $3.9 million, or 42.3%, increase in net sales of barbecue gas grills. Net sales of utility trailer kits decreased $810,000, or 14.9%, in the 1998 year-to-date period to $4.6 million as compared to $5.4 million in the 1997 year-to-date period.

Gross Profit

         Gross profit in the 1998 year-to-date period was $11.1 million as compared to $15.2 million in the 1997 year-to-date period, a decrease of $4.0 million, or 26.5%. Gross margin decreased to 17.6% in the 1998 year-to-date period from 24.0% in the 1997 year-to-date period.

Home Heating Products. Gross profit on net sales of home heating products was $7.4 million in the 1998 year-to-date period as compared to $11.9 million in the 1997 year-to-date period, a decrease of $4.4 million, or 37.4%. Gross margin decreased to 16.2% in the 1998 year-to-date period from 24.4% in the 1997 year-to-date period. The decrease in gross margin was caused by the continued shift in sales mix from higher margin gas heating products to Martin Fireplace products, lower net selling prices and a higher rate of production variances. Martin Fireplace product sales were 51.1% of home heating product sales in the 1998 year-to-date period as compared to 42.2% in the 1997 year-to-date period.

Leisure and Other Products. Gross profit on net sales of leisure and other products increased $410,000, or 12.4%, in the 1998 year-to-date period to $3.7 million as compared to $3.3 million in the 1997 year-to-date period, primarily as a result of higher grill sales. Gross margin decreased to 21.2% in the 1998 year-to-date period from 22.4% in the 1997 year-to-date period. The decrease in the margin rate was primarily the result of a higher rate of production variances related to the move of the production of grills from the Washington Park, Illinois facility to the Athens, Alabama facility. See "--Restructure Charge."

Selling Expenses

         Selling expenses in the 1998 year-to-date period were $7.0 million as compared to $7.6 million in the 1997 year-to-date period, a decrease of $603,000, or 7.9%. The decrease was primarily due to a $204,000 decrease in salary and commission expenses, a $175,000 decrease in advertising and promotion expenses in the home heating segment, a $109,000 decrease in co-op advertising and a $117,000 decrease associated with Hunter. Selling expenses as a percentage of net sales decreased to 11.1% in the 1998 year-to-date period from 12.1% in the 1997 year-to-date period.

Segment Contribution

         Total segment contribution was $4.1 million in the 1998 year-to-date period compared to $7.5 million in the 1997 year-to-date period. The $3.4 million decrease was primarily the result of the decrease in gross profit offset by decreased selling expenses as discussed above.

General and Administrative Expense

         General and administrative expenses decreased $94,000, or 2.0%, in the 1998 year-to-date period as compared to the 1997 year-to-date period.

Non-cash ESOP Compensation Expense

         Non-cash ESOP compensation expense decreased $355,000, or 24.6%, in the 1998 year-to-date period to $1.1 million, as compared to $1.4 million in the 1997 year-to-date period. In the 1998 year-to-date period, 224,568 shares of unallocated ESOP stock were committed to be released as compensation at an average fair value of $4.85 per share, as compared to 233,607 shares committed to be released as compensation at an average fair value of $6.19 per share in the 1997 year-to-date period.

Restructure Charge

         As reported in the Company's Form 10-Q for the 13-week period ended March 28, 1998, the Company made the decision to close its Washington Park, Illinois facility. The Company initiated the closing and the transfer of the gas grill, gas log and freestanding vent-free stove production into the Athens, Alabama and Huntsville, Alabama locations during the second quarter of 1998. The Company recorded a non-recurring charge of $615,000, before tax, in connection with the closing in the second quarter of 1998. The non-recurring charge includes plant closing costs of $590,000 (primarily payroll, severance and payroll taxes of $234,000 and group insurance of $255,000) and a property, plant and equipment valuation charge of $25,000. The estimated reserve remaining as of September 26, 1998 totaled $288,000. See "13-Week Period Ended September 26, 1998 Compared to 13-Week Period Ended September 27, 1997 -- Restructure Charge."

Interest Expense

         Interest expense decreased $373,000, or 32.6%, in the 1998 year-to-date period to $771,000, as compared to $1.1 million in the 1997 year-to-date period. The decrease was primarily attributable to the decrease in average outstanding debt during the year-to-date period.

Interest and Other Income

         Interest and other income increased $144,000, or 21.4%, in the 1998 year-to-date period to $817,000, as compared to $673,000 in the 1997 year-to-date period. The increase was primarily attributable to a gain on sale of marketable securities of $288,000, offset by a decrease in average funds invested during the 1998 year-to-date period.

Credit for Income Taxes

         The credit for income taxes was $462,000 in the 1998 year-to-date period as compared to a provision for income taxes of $409,000 in the 1997 year-to-date period, a change of $871,000. The effective tax rate was (21.1)% in the 1998 year-to-date period as compared to 46.8% in the 1997 year-to-date period. The change in the effective tax rate was primarily the result of the $2.2 million loss from continuing operations before income taxes during the 1998 year-to-date period as compared to the $873,000 income from continuing operations before income taxes in the 1997 year-to-date period and the non-recognition of a tax benefit on the $640,000 net loss of Hunter during the 1998 year-to-date period.

Loss from Continuing Operations and Loss from Continuing Operations Per Share

         Loss from continuing operations in the 1998 year-to-date period was $1.7 million as compared to income from continuing operations of $464,000 in the 1997 year-to-date period, a change of $2.2 million. The change was primarily the result of the factors discussed above.

         Loss from continuing operations per share-basic was $0.24 in the 1998 year-to-date period as compared to income from continuing operations per share-basic of $0.07 in the 1997 year-to-date period.

         The loss per share on a diluted basis was the same as the loss per share on a basic basis for the 1998 year-to-date period as the effect of outstanding stock options was not dilutive.

         Loss from continuing operations, excluding the impact of the restructure charge ($384,000, net of tax) and the gain on sale of marketable securities ($180,000, net of tax), was $1.5 million, or a loss of $0.22 per share on a basic and diluted basis, for the 1998 year-to-date period as compared to $464,000, or income of $0.07 per share on a basic and diluted basis, for the 1997 year-to-date period. There were no restructure charges or gains on sales of marketable securities in the 1997 year-to-date period.

RESULTS OF DISCONTINUED METAL OFFICE FURNITURE OPERATIONS

         On February 24, 1997, the Company announced that it had elected to discontinue its operations in the metal office furniture segment. For 1997, the segment's operations, net of tax, have been treated as a discontinued operation for accounting purposes. The Company established a reserve at December 31, 1996 of $1,430,000, net of taxes of $861,000. During the 1997 year-to-date period, the loss exceeded management's estimated reserve by $253,000, net of tax.

         At December 31, 1997, the Company recorded an estimated reserve of $187,000, net of taxes of $112,000, for charges to be incurred during 1998. The estimated pre-tax reserve remaining as of September 26, 1998 totaled $247,000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations from internally generated funds and seasonal borrowings under its bank line of credit. The Company's primary capital requirements are for working capital, debt service, capital expenditures and dividends.

         The Company's operations in the 39-week period ended September 26, 1998 used $9.9 million in cash primarily to finance increases in extended term ("dating") receivables. The Company's operating cash and initial public offering investments were also utilized to provide the funds needed for capital expenditures, long-term debt repayments, treasury stock purchases and dividends for the period.

         As discussed above, the Company finances temporary working capital requirements under an unsecured bank line of credit with its principal lender. The credit agreement provides a line of $30.0 million for a term expiring July 31, 1999. Interest on the line of credit is payable monthly at a variable rate equivalent to 30-day LIBOR plus 1.25%, which at October 30, 1998 was 6.625%. As of September 26, 1998, the Company had no balance outstanding against this line of credit.

FINANCIAL POSITION

         Cash and short-term investments in the 1998 year-to-date period decreased $14.6 million as a result of the factors discussed above. Accounts receivable increased $11.6 million in the 1998 year-to-date period. The increase in accounts receivable was primarily the result of a $13.5 million increase in dating receivables. In an effort to better control its production schedule in light of the seasonal nature of its home heating and barbecue gas grill business, the Company utilizes early booking programs under which customers receive favorable dating terms for placing their orders early and permitting the Company to ship the products at "factory convenience."

PART II - OTHER INFORMATION

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 18, 1995, the Company closed the sale of 2,300,000 shares of common stock at a price of $9.50 per share in connection with the initial public offering of its stock. The proceeds of the offering, net of an underwriting discount of $1,530,000 and expenses of $923,000, were $19,397,000. Through the date of this Quarterly Report, the Company has used approximately all of the proceeds to fund capital expenditures, acquire Hunter Technology Inc., to repay outstanding indebtedness, for working capital and for other general corporate purposes. During the 1998 year-to-date period, the Company used approximately $14.9 million to repay outstanding indebtedness, for working capital and for other general corporate purposes. See "Condensed Consolidated Balance Sheets," "Condensed Consolidated Statements of Cash Flows," and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources and -- Financial Position," appearing elsewhere in this report.

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



---------------------------------
  *Incorporated by reference
 **Filed with electronic filing only

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995:

         With the exception of historical factual information, the matters and statements discussed, made or incorporated by reference in this Quarterly Report on Form 10-Q, including those regarding the anticipated restructuring charges and annual cost savings resulting from the closing of the Washington Park facility, the Company's expectations regarding the possible exposure as a result of the Hunter Technology Inc.'s design and production problems, the Company's expectations regarding its results of operations for the fourth quarter and early 1999, and the Company's plans and expectations regarding its Year 2000 issues, constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these "forward-looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "may," "believes," "estimates," "projects," "expects," "intends," and words of similar import. In addition, the Company and its representatives may from time to time make other oral or written statements that are also forward-looking statements. Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. In particular, there can be no assurance that the Company will not incur costs related to products of Hunter Technology Inc. or restructuring charges associated with the closing of the Washington Park facility in excess of those currently expected or that it will be able to achieve the anticipated level of cost savings or benefits contemplated by the referenced forward-looking statements. These assumptions, risks and uncertainties include, but are not limited to, those associated with general economic cycles; the cyclical nature of the industries in which the Company operates and the factors related thereto, including consumer confidence levels, inflation, employment and income levels, the availability of credit, and factors affecting the housing industry; the potential in the Company's business to experience significant fluctuations in quarterly earnings, the Company's business strategy, including its strategy of pursuing acquisitions and new product development; potential losses from product liability and personal injury lawsuits; the effects of seasonality and weather conditions on the Company's home heating product sales and other sales; fluctuations in quarterly earnings due to ESOP accounting; the effect of existing and new governmental and environmental regulations applicable to the Company; the dependence of the Company on key personnel; the highly competitive nature of each of the industries in which the Company operates; the volatility of the stock price at which outstanding shares of the Company may trade from time to time; the ability of the Company and third parties with which it does business to identify and correct, with respect to the Year 2000 issue, all relevant computer codes and embedded chips, unanticipated delays or difficulties in the implementation of the Company's Year 2000 project plans and the ability of third parties to redress their respective computer systems as they relate to the Year 2000 issue; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Commission. The Company expressly disclaims any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         MARTIN INDUSTRIES, INC.

         Date: November 10, 1998         By    /s/ Roderick V. Schlosser
               --------------------         ----------------------------------------
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


-------------------------
 * Incorporated by reference
** Filed with electronic filing only