Form 10-K405
period 1998-12-31
MARTIN INDUSTRIES INC /DE/
filed 1999-03-31
CIK 942143

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


(Mark One)
{X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  DECEMBER 31, 1998
                           -----------------
                                       OR
{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   0-26228
                         -------
                             MARTIN INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                       63-0133054
--------------------------------------------           ------------------------
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)

301 EAST TENNESSEE STREET, FLORENCE, ALABAMA                 35630
--------------------------------------------           -------------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code   (256) 767-0330
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
      Title of each class                                   which registered

          NONE                                                    NONE
--------------------------------------------           -------------------------
Securities registered pursuant to Section 12(g) of the Act:   COMMON STOCK,
                                                             $0.01 PAR VALUE
                                                             ---------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

       AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NONAFFILIATES AS OF
                           MARCH 24, 1999 $12,398,628
       ------------------------------------------------------------------
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      COMMON STOCK, $0.01 PAR VALUE, AS OF MARCH 24, 1999: 8,487,824 SHARES



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


     (1) Proxy Statement for 1999 annual meeting of stockholders - Part III.
     -----------------------------------------------------------------------

                                     PART I

ITEM 1.   BUSINESS

GENERAL

         The Company is a manufacturer of gas space heaters, gas logs and pre-engineered fireplaces. The Company's gas heating products are marketed under the Martin Gas Products, Martin Fireplace, Atlanta Stove, Warm Morning, Prime Heat and Hunter brand names, representing over 150 combined years in the gas heating appliance marketplace. The Company's Ashley brand of wood- and coal-burning stoves is one of the oldest names in the solid fuel heating industry. Through acquisitions, the Company has also become a producer of premium gas barbecue grills and do-it-yourself utility trailer kits. The Company manufactures its products at three facilities, of which two are located in North Alabama and one is located in Southern Ontario, Canada, and markets its products throughout the United States and parts of Canada through a variety of distribution channels.

         In February 1999, the Company announced that it had entered into a nonbinding letter of intent to sell the assets of its Ashley solid fuel heating division to United States Stove Company. The Company anticipates that the transaction will close during the first or second quarter of 1999 at which time the Company anticipates reporting a gain on the sale of approximately $625,000 to $750,000, net of tax. There can be no assurance, however, that the transaction will be consummated or that if the transaction is consummated a gain will be recognized.

         Prior to 1997, the Company manufactured metal office furniture through its Filex line. In February of 1997, the Company elected to discontinue its metal office furniture operations. The recent consolidation in the office furniture industry increased competition and margin pressures in this business segment to the point of an unacceptable return to the Company.

        On February 1, 1996, the Company completed its acquisition of Hunter Energy and Technologies Inc. and 1061099 Ontario Inc. through the direct and indirect purchase of all of the outstanding shares of these companies. Effective January 1, 1997, these two corporations were amalgamated to form Hunter Technology Inc. ("Hunter").

         In July 1995 the Company completed its initial public offering of 2,300,000 shares of Common Stock.

         The Company is incorporated under the laws of the State of Delaware. Its principal executive offices are located at 301 East Tennessee Street, Florence, Alabama 35630, and its telephone number is (256) 767-0330. Unless the context indicates otherwise, all references herein to the "Company" include Martin Industries, Inc. and its subsidiaries.

         Net sales, gross profit, identifiable assets and other financial data of the Company's industry segments for the three years ended December 31, 1998 are contained in Note 13 to Notes to Consolidated Financial Statements.

PRODUCTS

         Home Heating Products. Home heating products represent the largest segment of the Company's business, contributing $65.4 million, or 77.8%, of net sales of continuing operations in 1998. The Company manufactures and distributes a broad line of vented and vent-free gas heaters and furnaces under the Martin Gas Products, Atlanta Stove, Warm Morning, Prime Heat and Hunter brand names and a variety of models of gas logs and pre-engineered fireplaces under the Martin Gas Products, Martin Fireplaces, Atlanta Stove, Prime Heat and Hunter brand names. The Company also manufactures and markets several models of wood-and coal-burning free standing heaters and fireplace inserts under the Ashley brand name.

         The Company manufactures and distributes its fireplaces in a range of prices for each of the common fuel categories (i.e., wood and gas logs that burn natural gas or liquefied petroleum) and in a wide variety of designs. Gross sales of fireplaces were $26.3 million, $24.4 million and $23.5 million in 1998, 1997 and 1996, respectively, which represented 31.3%, 26.7% and 25.0% of total gross sales of continuing operations in those respective periods.

         In 1998 the Company produced and marketed a variety of vent-free and vented room heaters, direct-vent wall furnaces, wall furnaces and floor furnaces. Gross sales of vent-free room heaters were $7.4 million, $10.3 million and $11.2 million in 1998, 1997 and 1996, respectively, which represented 8.8%, 11.3% and 11.9% of total gross sales of continuing operations in the respective periods. Gross sales of vented heaters were $5.0 million, $8.9 million and $10.0 million in 1998, 1997 and 1996, respectively, which represented 5.9%, 9.7% and 10.7% of total gross sales of continuing operations in the respective periods.

         Leisure and Other Products. The Company manufactures and markets a number of models of its Broilmaster grills with premium features. Gross sales of gas grills were $13.8 million, $11.7 million and $8.2 million in 1998, 1997 and 1996, respectively, which represented 16.4%, 12.8% and 8.7% of total gross sales of continuing operations in the respective periods.

         The Company also produces several models of 85% preassembled and unassembled metal trailer kits. The Company's trailers comply with Department of Transportation requirements for highway use and can be used for a variety of light cargo transportation purposes.

         The Company's business strategy involves commitment to the development of new products and enhancements to the Company's existing products. The Company's investment in research and development totaled $1.6 million in 1998 and $1.8 million in 1997.

MANUFACTURING

         Each of the Company's plants maintains a variety of metal fabrication equipment, including extensive shearing, press and metal forming and welding equipment, paint systems, machine shops, maintenance equipment, warehouse space, shipping and receiving departments, and computerized materials requirements planning, production and inventory control systems.

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

         Fireplaces, gas grills and utility trailers are typically shipped from the manufacturing plant to the Company's customers. All other home heating products are shipped from the manufacturing plant to the Company's central warehouse located in Sheffield, Alabama via Company trucks. Shipments to gas and wood heating customers are made from the central warehouse and are scheduled by the customer service department through the use of a computerized product tracking system, allowing the Company to inform customers of product availability and facilitating timely shipment of orders. These programs also help reduce outbound freight costs by taking advantage of load-pooling and combination loading.

SALES AND MARKETING

         The Company's products are marketed through several divisions, each of which is focused on specific channels of distribution. Similar home heating products are offered under different brand names through different divisions and the distribution channels associated therewith.

         The Company's Martin Fireplace and Hunter (fireplace) brands are sold throughout the United States and in Canada through building products distributors that resell to retailers, building supply houses and lumber yards. Often, these building products distributors sell direct to new home builders on an "installed" basis using the distributor's own installation crews.

         Broilmaster grills are sold nationwide and in Canada, with the heaviest distribution in the eastern United States. Broilmaster grills are primarily sold through gas equipment distributors who provide products to specialty retailers such as hearth and patio shops, outdoor lifestyle product retailers, pool and spa dealers and outdoor power equipment dealers.

         The Company's gas and solid fuel heating appliances are sold primarily throughout the eastern United States and Canada through its Martin Gas, Atlanta Stove, Warm Morning, Ashley and Hunter brands. Martin Gas and Warm Morning products are sold through a two-step distribution process utilizing gas equipment and hardware wholesalers to supply products to specialty hearth product and home decor retailers, as well as home remodelers and HVAC installers. Atlanta Stove products are also sold through gas equipment wholesalers, but primarily service large retail chains, liquefied petroleum chains and natural gas utilities.

         The Company's Prime Heat hearth and heating products and NuWay utility trailers are sold direct through a national network of mass merchandisers, wholesale clubs, catalog houses and farm equipment supply houses.

         The Company employs a sales staff of 56 field sales and support personnel, including eleven full-time Company employees identified as factory representatives who receive a base salary and commissions, and also utilizes 35 independent manufacturers' agencies, which work on a commission basis and in many cases have several salesmen representing the Company's products. Although most manufacturers' representatives utilized by the Company also sell products other than those produced by the Company, none sell products in direct competition with those of the Company. The Company's sales force covers the United States and Canada, with field sales personnel generally living in or near the sales territories for which they are responsible. The Company holds regular regional and national sales meetings at which product development sessions, performance reviews and planning workshops are conducted. All field sales efforts for the Company are supported by three regional sales managers and a sales and marketing staff of 42 people located at the Company's corporate headquarters.

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

         The Company holds registered and unregistered trademarks including "Martin Industries", "Martin", "Warm Morning", "Prime Heat", "Ashley", "King", "Broilmaster" and "Hunter", among others. Several of the Company's trademarks are registered with the United States Patent and Trademark Office.

BACKLOG

         The Company's backlog is based upon customer purchase orders that the Company believes are firm. At December 31, 1998, the Company's backlog of orders was approximately $10.5 million, as compared to a backlog of $8.6 million at December 31, 1997. While backlog volume generally indicates the production levels at which the Company will operate at any particular time, it is not usually indicative of sales for a full year or future operating performance. This is due primarily to the seasonal nature of the Company's business and its use of early booking programs for its gas and solid fuel heating appliances and premium gas barbecue grills. Orders under these programs often represent approximately 60% of the customer's projected annual requirements and, because of program terms, the shipping period often extends over several months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview," at Item 7 below.

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

EMPLOYEES

         At March 24, 1999, the Company had 623 full-time and four part-time employees. The Company also from time to time utilizes temporary employees in its operations and in 1998 the number of temporary employees ranged from nine to
197. The hourly employees located at the Company's plant in Orillia, Ontario are subject to a collective bargaining agreement with the Company. No other employees of the Company are subject to a collective bargaining agreement with the Company. The Company believes that its employee relations are good.

GOVERNMENTAL REGULATIONS

         A substantial number of the products manufactured by the Company must comply with federal, state and local laws and regulations. In Canada, products manufactured by the Company must comply with federal, provincial, territorial and local laws and regulations. Domestically and in Canada, a number of the Company's products are also subject to certain voluntary standards. These laws, regulations and standards relate, among other things, to product safety, construction, instruction, efficiency, packaging, installation, operation and emissions. The Company's gas heating appliances and gas grills sold in the United States must comply with standards established by the American National Standards Institute ("ANSI") and the American Gas Association ("AGA")/ International Approval Service ("IAS"). All gas-fired appliances manufactured by the Company for sale in the United States must also comply with the installation standards of the National Fire Protection Association. All gas-fired vented heaters and furnaces manufactured for sale in the United States further must comply with the standards for minimum efficiency for direct heating appliances established by the National Appliance Energy Conservation Act, and the Company's wood-burning heaters must comply with the standards for performance for residential wood heaters established by the United States Environmental Protection Agency. The Company's pre-engineered fireplaces and solid fuel heating appliances sold in the United States must meet standards established by Underwriters' Laboratories. The Company's gas heating appliances manufactured for sale in Canada must comply with standards developed by the Canadian Standards Association (the "CSA"). The CSA is accredited by the Standards Council of Canada to prepare National Standards in Canada for natural gas and propane equipment which standards provide the basis for provincial approval where no provincial standards exist. Certain provinces have established certification requirements and standards. In the province of British Columbia, gas appliances may be certified only by the provincial gas safety authority to provincial standards for sale in British Columbia only. The Company's gas heating appliances manufactured for sale in Europe must conform to all applicable directives on appliances.

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

        Many state and local governments in the United States have adopted and have in place building codes regulating the installation of certain of the Company's home heating products. These building codes are based generally upon one or more of the model codes drafted by three regional associations: the Building Officials and Code Administrators International, Inc. ("BOCA"), the International Conference of Building Officials, Inc. ("ICBO") and the Southern Building

Code Congress International, Inc. ("SBCCI"). The current model code produced by ICBO, which has historically been the basis for building codes adopted in certain states (primarily, western states) prohibits installation of vent-free gas heaters. The model codes of BOCA and SBCCI do not contain this prohibition, but do regulate where such heaters may be installed within a structure and certain other aspects of the product. In 1996, the International Code Council (the "ICC"), a body formed by BOCA, ICBO and SBCCI to produce a model building code to be proposed for adoption by all states and localities, released its model code. This uniform model code reflects the historical position of BOCA and SBCCI allowing the installation of vent-free gas heaters. However, there can be no assurance that the current version of the ICC model code regarding the Company's products will be the position contained in the version ultimately adopted by the ICC members, or that individual states and localities will adopt the ICC model code.

         Provincial, territorial and local governments in Canada have adopted and have in place building codes regulating building construction. These building codes are based generally upon a model code, the National Building Code of Canada. This code is produced by the Canadian Commission on Building and Fire Codes. In the Province of Ontario, the Ministry of Municipal Affairs & Housing and local municipalities regulate construction under the Ontario Building Code. Vent-free gas appliances are only permitted for sale in the provinces of British Columbia and Manitoba which have their own provincial standards for such appliances. The sale of these appliances is restricted to a maximum gas input and is restricted to certain rooms in a residence.

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

         Several of the facilities currently and previously owned or operated by the Company are located in industrial areas and have historically been used for extensive periods, in some cases dating back to the turn of the century, for industrial operations such as dyeing, foundry, petroleum, painting, plating, textile and manufacturing. These historic operations have used materials and generated wastes that would be considered to be regulated substances under current environmental laws. Prior to the enactment of modern environmental laws and regulations, industrial operations took fewer precautions relative to the generation, handling, storage, treatment, disposal and release of substances now known or believed to threaten human health and safety or the environment. The Company has implemented recordkeeping and management practices and procedures in order to help ensure compliance with applicable environmental laws and regulations. Each plant has personnel responsible for environmental compliance. The Company believes that it is currently in compliance in all material respects with these laws and regulations. Nevertheless, given the foregoing circumstances, there can be no assurance that past operations at or near the Company's presently or previously owned or operated facilities or the Company's present or future operations will not necessitate action by the Company or give rise to actions by governmental agencies or private parties that could cause the Company to incur response costs, fines, penalties or other liabilities, damages or expenses, or incur operational shut-downs, business interruptions or other similar losses that either individually or in the aggregate would have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2.  PROPERTIES

         The Company's corporate headquarters are located in a single story facility in Florence, Alabama, consisting of 50,000 square feet. The Company's engineering center, also in Florence, is located in a separate facility, consisting of 20,000 square feet. In Huntsville, Alabama, the Company has two facilities, the Huntsville plant, a 250,000 square foot facility which produces certain gas and solid fuel heating products, gas logs and NuWay utility trailer kits, and the Huntsville warehouse, a 210,000 square foot facility which was used prior to the fourth quarter of 1998 to provide warehousing space for gas and solid fuel heating products and repair parts. The Company is currently using the Huntsville warehouse only for repair parts. The Athens, Alabama plant is a 300,000 square foot facility which produces certain of the Company's gas heating products, pre-engineered fireplace products and Broilmaster gas grills. The Company's plant in Orillia, Ontario, Canada is a 100,000 square foot facility which produces certain of the Company's gas heating products and pre-engineered gas fireplace products. The Company's Washington Park, Illinois plant is a 120,000 square foot facility where the Company manufactured its Broilmaster gas grills, gas logs and certain of the Company's gas heaters prior to the plant's closing during the second quarter of 1998. The Company is presently seeking to sell this property. The Company's Sheffield, Alabama plant is a 236,000 square foot facility at which the Company manufactured its metal office furniture prior to discontinuing this business segment. Presently, the Sheffield facility serves as the Company's primary warehouse space for the Company's gas and solid fuel heating products. The Company intends to transfer the warehousing of repair parts from the Huntsville warehouse to the Sheffield facility at which time the Company expects to offer the Huntsville warehouse for sale. The Company currently leases its corporate headquarters and its Athens manufacturing facility pursuant to lease agreements associated with the industrial development financing arrangements utilized to acquire and develop these properties. Although the debt associated with these properties has been retired, the Company has continued to hold these facilities subject to the lease arrangements in order to receive certain tax benefits. Each property may be purchased at the Company's option for a nominal amount. Other than these two properties, the Company owns all of its major facilities.

ITEM 3.  LEGAL PROCEEDINGS

         On February 1, 1996, the Company's wholly owned subsidiary, 1166081 Ontario Inc., acquired all of the capital stock of Hunter
Technology Inc. for a purchase price of approximately $1,943,000 that consisted of cash and $729,000 in promissory notes payable. An escrow fund consisting of $364,000 of the cash purchase price was established at the closing to make funds available to meet the sellers' indemnification obligations to the Company. During the first quarter of 1997, the Company notified certain of the sellers that it was withholding payment on the promissory notes held by them pending resolution of certain issues with the holders of the notes arising out of the purchase transaction. The Company also claimed the entire amount in escrow and instituted litigation to recover these amounts and additional amounts from certain sellers in the purchase transaction, and certain of the sellers sued to enforce collection of their notes.

         During 1998, the Company effected a settlement with all but two of the former shareholders, and a contingent settlement with these two. Pursuant to the settlement, the Company has received approximately $315,000 (including interest) of funds held in escrow, an additional payment of $32,000, and cancellation of promissory notes and accrued interest totaling approximately $364,000. The contingent settlement will result (if the contingency is satisfied and that portion of the settlement effectuated) in receipt by the Company of an additional $97,000, and cancellation of notes and accrued interest totaling approximately $201,000. No further action is contemplated as to the Company's claims against these two former shareholders, or as to their claims asserted in Canada against the Company, until such time as it is determined that the condition for completion of the settlement has been satisfied, which event will likely occur during 1999.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company declared quarterly cash dividends of $0.04 per share in January and April 1998 and $0.042 per share in July and October 1998 for a total of $0.164 in per share dividends declared in 1998 on the Common Stock of the Company. The Company declared cash dividends totaling $.156 per share in 1997. In January, 1999, the Board of Directors reduced the quarterly cash dividend to $0.021 per share for the fourth quarter of 1998, a 50% reduction from the amount of the dividend declared for the third quarter of 1998. Although the Company has historically paid quarterly dividends, the future payment of dividends will be within the discretion of the Board of Directors and depends on the Company's profitability, capital requirements, financial condition, growth, business opportunities and other factors which the Board of Directors may deem relevant. In addition, the Company's credit agreement with its primary lender (the "Amended Credit Agreement") restricts the payment of cash dividends by the Company if such payment would cause the Company to fail to meet certain financial covenants as stated in the Amended Credit Agreement. In particular, one of the financial covenants in the Amended Credit Agreement requires that the Company's net worth each year as of December 31 be at least equal to its net worth as of December 31, 1994, plus the net proceeds received by the Company in its initial public offering, plus fifty percent (50%) of the Company's net income for each fiscal year after December 31, 1994. The Company currently does not believe that these restrictions in the Amended Credit Agreement will materially limit the Company's ability to pay currently anticipated quarterly cash dividends.

         The Company's Common Stock began trading on The Nasdaq Stock Market's National Market on July 13, 1995. As of March 24, 1999, the Company had 175 stockholders of record. This number excludes individual stockholders holding stock under nominee security position listings. The closing price of the Common Stock on The Nasdaq Stock Market's National Market on March 24, 1999 was $2.63. The prices in the table below represent the high and low sales prices for the Company's Common Stock as reported on The Nasdaq Stock Market's National Market.

                                               Fiscal 1998                       Fiscal 1997
                                         ----------------------           ----------------------
                                           High          Low                 High          Low
                                         --------     ---------           ---------     --------
         First Quarter                   $   6.06     $    4.94           $    8.00     $   5.63
         Second Quarter                  $   5.38     $    4.69           $    6.13     $   5.00
         Third Quarter                   $   5.00     $    3.06           $    7.00     $   5.50
         Fourth Quarter                  $   3.38     $    2.50           $    6.63     $   4.88

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected statements of operations data, basic and diluted per share data and balance sheet data for the five years ended December 31, 1998 set forth below have been derived from the consolidated financial statements of the Company, which statements have been audited by Arthur Andersen LLP, independent public accountants. The following data should be read in conjunction with the consolidated financial statements of the Company and notes appearing elsewhere in this Annual Report on Form 10-K.

                                                                   Year Ended December 31,
                                            ----------------------------------------------------------------------
                                               1998          1997           1996           1995          1994
                                            ----------    -----------    -----------    -----------  -------------
                                                         (Dollars In Thousands, except per share data)
Net sales                                   $   84,025    $    87,351    $    90,194    $    75,905  $      85,782
Cost of sales                                   72,366         67,521         65,334         55,113         59,512
                                            ----------------------------------------------------------------------
Gross profit                                    11,659         19,830         24,860         20,792         26,270
                                            ----------------------------------------------------------------------
Operating expenses:
   Selling                                       9,047          9,914          9,055          6,671          7,301
   General and administrative                    6,908          6,599          6,733          4,887          5,253
   Non-cash ESOP compensation(1)                 1,293          1,905          2,812          2,850          1,824
   Restructure charge(2)                           615              0              0              0              0
                                            ----------------------------------------------------------------------
                                                17,863         18,418         18,600         14,408         14,378
                                            ----------------------------------------------------------------------
Operating income (loss)                         (6,204)         1,412          6,260          6,384         11,892
Interest expense (income), net                    (275)           584            473            539          1,252
                                            ----------------------------------------------------------------------
Income from continuing operations before
  income taxes                                  (5,929)           828          5,787          5,845         10,640
Provision (credit) for income taxes             (1,793)           576          2,592          2,624          4,256
                                            ----------------------------------------------------------------------

Income (loss) from continuing operations        (4,136)           252          3,195          3,221          6,384
Income (loss) from discontinued
 operations, net of tax                              0              0             62          1,349            771
Loss on disposal of discontinued
  operations, net of tax                             0           (756)        (1,430)             0              0
                                            ----------------------------------------------------------------------
Net income (loss) from discontinued
 operations                                          0           (756)        (1,368)         1,349            771
                                            ----------------------------------------------------------------------

Net income (loss)                           $   (4,136)   $      (504)   $     1,827    $     4,570  $       7,155
                                            ======================================================================

BASIC PER SHARE DATA:
Income (loss) from continuing operations    $    (0.58)   $      0.04    $      0.50    $      0.70  $        2.02
Income (loss) from discontinued operations        0.00          (0.11)         (0.21)          0.29           0.24
                                            ----------------------------------------------------------------------

Net income (loss)                           $    (0.58)   $     (0.07)   $      0.29    $      0.99  $        2.26
                                            ======================================================================

Weighted average number of common and
   common equivalent shares outstanding      7,073,430      6,787,685      6,412,222      4,622,948      3,167,955
                                             ---------------------------------------------------------------------


DILUTED PER SHARE DATA:
Income (loss) from continuing operations    $    (0.58)   $      0.04    $      0.47    $      0.62  $        1.75
Income (loss) from discontinued operations        0.00          (0.11)         (0.20)          0.26           0.21
                                            ----------------------------------------------------------------------

Net income (loss)                           $    (0.58)   $     (0.07)   $      0.27    $      0.88  $        1.96
                                            ======================================================================

Weighted average number of common and
   common equivalent shares outstanding      7,073,430      7,049,131      6,772,191      5,204,254      3,655,645
                                             ---------------------------------------------------------------------

DIVIDENDS DECLARED PER SHARE                $     0.16    $      0.16    $      0.15    $      0.39  $        0.09
                                            ======================================================================

OTHER DATA:
Income from continuing operations before
   non-cash ESOP compensation expense,
   depreciation and amortization, interest,
   taxes, and restructure charge(3)         $   (2,500)   $     5,214    $    10,695    $    10,254  $     14,592
Capital expenditures                             1,640          2,053          2,798          2,181         1,266

                                                                        AT DECEMBER 31,
                                                 1998          1997          1996           1995           1994
                                              ----------    ----------    -----------    ----------    --------
                                                                        (In thousands)
BALANCE SHEET DATA:
  Cash and short-term investments            $   9,818    $    15,157    $    19,326    $    20,439   $    3,630
  Working capital                               36,598         43,172         44,906         43,305       20,158
  Total assets                                  62,379         70,980         76,344         63,582       42,104
  Long-term debt, less current portion           6,864          8,599         10,263          7,228        8,456
  Stockholders' equity                          42,043         47,623         48,032         43,078       17,448


---------------

(1) In 1993, in connection with the establishment of the ESOP, the Company adopted SOP No. 93-6, which requires that the Company recognize non-cash ESOP compensation expense in each fiscal quarter as shares of stock owned by the ESOP are committed to be released to participants' accounts based on the average fair value of the shares during the quarter. Shares of stock owned by the ESOP are committed to be released to participants' accounts as payments are made on the ESOP debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- ESOP Accounting" and Notes 2, 4 and 7 to Notes to Consolidated Financial Statements.

(2)  See Note 12 to Notes to Consolidated Financial Statements.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company and notes thereto and the other financial information appearing elsewhere in this Annual Report on Form 10-K.

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

         As part of the continuing effort to reduce operating costs and improve manufacturing efficiencies, the Company initiated the closing of its Washington Park, Illinois facility and the transfer of the gas grill, gas log and freestanding vent-free stove production into the Athens, Alabama and Huntsville, Alabama locations during the second quarter of 1998. The Company recorded a non-recurring charge of $615,000, before tax, in connection with the closing. The non-recurring charge includes plant closing costs of $590,000 (primarily payroll, severance and payroll taxes of $234,000 and group insurance of $255,000) and a property, plant and equipment valuation charge of $25,000. The estimated reserve remaining as of December 31, 1998 totaled $251,000. See Note 12 to Notes to Consolidated Financial Statements.

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

         On February 1, 1996, the Company's Canadian subsidiary 1166081 Ontario Inc. acquired all of the capital stock of Hunter. See Note 10 to Notes to Consolidated Financial Statements. The aggregate purchase price of approximately $1,943,000 included $850,000 in cash, $729,000 in promissory notes payable and $364,000 paid into escrow. The purpose of the escrow was to make funds available to meet the sellers' indemnification obligations to the Company. The promissory notes, bearing interest at a rate of 9% per annum, matured during the first quarter of 1997. The Company withheld payment on certain of the promissory notes pending resolution of certain issues with the holders of the notes arising out of the purchase transaction. The Company also claimed the entire amount in escrow and instituted litigation to recover these amounts and additional amounts from certain sellers in the purchase transaction, and certain of the sellers sued to enforce collection of their notes.

         During 1998, the Company effected a settlement with all but two of the sellers, and a contingent settlement with these two. Pursuant to the settlement, Martin has received approximately $315,000 (including interest) of funds held in escrow, an additional payment of $32,000, and cancellation of notes and accrued interest totaling approximately $364,000. Consequently, in 1998, the Company recorded a gain on the settlement of litigation of $422,000. The contingent settlement will result (if the contingency is satisfied and that portion of the settlement effectuated) in receipt by the Company of an additional $97,000, and cancellation of notes and accrued interest totaling approximately $201,000. No further action is contemplated as to the Company's claims against those certain sellers, or as to their claims asserted in Canada against the Company, until such time as it is determined that the condition for completion of the settlement has been satisfied, which event will likely occur during 1999.

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

         The Company has evaluated its Programs and Systems to identify and address potential Year 2000 compliance problems. As a result, the Company has purchased Year 2000 compliant versions of its packaged Programs and Systems and has decided to modify its custom Programs and Systems. The Company has incurred approximately $100,000 during 1997 and 1998 and expects to incur an additional $50,000 during 1999 to modify or make selective improvements to its Programs and Systems. The Company plans to complete the replacement and modification of its IT Programs and Systems by the end of 1999. While some non-critical systems may not be addressed until after December 1999, the Company believes such systems will not disrupt its operations in a material manner. With respect to the Company's non-IT systems, the Company has partially completed its evaluation, but currently believes that its material non-IT systems are not date dependent.

         The Company has also initiated communication with suppliers, and intends to initiate communication with financial institutions and other third parties with which it does business in the near future, to evaluate their Year 2000 compliance. The Company is currently reviewing responses from its suppliers to identify and assess compliance issues, but has not yet completed that review. The Company will continue to communicate with suppliers and will monitor the responses during 1999.

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

         If the Company's efforts to resolve the Year 2000 issue are not adequate or implemented in a timely manner, the Company could experience a disruption in its normal business activities. Management of the Company currently believes that the most reasonably likely worst case scenario would be the delay in collections from third parties which could result in liquidity issues for the Company, the delay of financial reporting due to any accounting processes which may need to be performed manually, a delay in purchasing supplies and shipping products, and increased costs associated with obtaining alternative sources of supply and other business, in each case until all Year 2000 issues are resolved. However, the potential consequences of the Year 2000 issues are inherently uncertain, and consequently, no assurance can be given that this will be the reasonably likely worst case scenario.

         The Company has not established a contingency plan for Year 2000 issues. However, the Company intends to develop a contingency plan in approximately mid-1999.

         The Company, in the normal course of its business, has evaluated the need for a system-wide replacement of its Programs and Systems without regard to the Year 2000 compliance issue. As a result of the evaluation and as part of the Company's priority objectives, the Company made the decision to purchase fully integrated Enterprise Resource Planning ("ERP") Programs and Systems that will replace its current Program and Systems. Such ERP Programs and Systems are Year 2000 compliant. The Company has incurred approximately $267,000 through December 31, 1998 and expects to incur an additional $2.7 million during 1999 and 2000 to complete the installation of the new Programs and Systems.

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


                                                                    Percentage of Net Sales
                                                                    Year Ended December 31,
                                                              1998              1997              1996
                                                          --------------------------------------------
Net sales                                                    100.0%            100.0%            100.0%

Cost of sales                                                 86.1              77.3              72.4
                                                          --------------------------------------------
Gross profit                                                  13.9              22.7              27.6
                                                          --------------------------------------------
Operating expenses:
   Selling                                                    10.8              11.3              10.0
   General and administrative                                  8.2               7.6               7.5
   Non-cash ESOP compensation                                  1.6               2.2               3.1
   Restructure charge                                          0.7               0.0               0.0
                                                          --------------------------------------------
                                                              21.3              21.1              20.6
                                                          --------------------------------------------
Operating income (loss)                                       (7.4)              1.6               7.0
Interest expense (income), net                                (0.3)              0.7               0.5
                                                          --------------------------------------------
Income (loss) from continuing operations
   before income taxes                                        (7.1)              0.9               6.5
Provision (credit) for income taxes                           (2.2)              0.6               2.9
                                                          --------------------------------------------
Income (loss) from continuing operations                      (4.9)%             0.3%              3.6%
                                                          ============================================


                                                                        Segment Information
                                                                       Year Ended December 31,
                                                                          (In thousands)
                                                             1998               1997              1996
                                                          -----------------------------------------------
Net sales:
   Home heating products                                  $    65,386       $    69,371       $    76,413
   Leisure and other products                                  18,639            17,980            13,781
                                                          -----------------------------------------------
                                                          $    84,025       $    87,351       $    90,194
                                                          ===============================================
Gross profit:
   Home heating products                                  $     7,964       $    16,135       $    22,284
   Leisure and other products                                   3,695             3,695             2,576
                                                          -----------------------------------------------
                                                          $    11,659       $    19,830       $    24,860
                                                          ===============================================
Segment contribution (1):
   Home heating products                                  $     1,463       $     8,662       $    14,804
   Leisure and other products                                   1,149             1,254             1,001
                                                          -----------------------------------------------
                                                          $     2,612       $     9,916       $    15,805
                                                          ===============================================

(1) Segment contribution consists of gross profit less selling expenses.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Net sales in 1998 were $84.0 million as compared to $87.4 in 1997, a decrease of $3.3 million. Net sales of home heating products decreased to $65.4 million in 1998 as compared to $69.4 in 1997, a decrease of $4.0 million, or 5.7%. Net sales of leisure and other products increased $659,000, or 3.7%, in 1998 to $18.6 million as compared to $18.0 million in 1997.

         Of the decrease in net sales of home heating products, gas heating sales decreased $7.0 million in 1998, while fireplace sales increased $3.7 million in 1998. The decrease in sales was primarily due to the weather's influence on order rates, continued competitive pressures in the gas space heater market from both foreign and domestic sources and a decrease in Martin's share of the gas heater market. Statistics published by the Gas Appliance Manufacturers Associates ("GAMA") indicate that industry sales of vented and vent-free gas heating products in 1998 decreased 5.0% as compared with 1997. Martin's sales of GAMA-reported products decreased 19.6% for the same period. The increase in leisure and other sales was primarily the result of a $1.9 million, or 17.1%, increase in net sales of gas barbecue grills. Net sales of utility trailer kits decreased $1.0 million, or 17.2%, in 1998 to $4.8 million as compared to $5.8 million in 1997.

         Gross profit in 1998 was $11.7 million as compared to $19.8 million in 1997, a decrease of $8.2 million, or 41.2%. Gross profit on net sales of home heating products was $8.0 million in 1998 as compared to $16.1 million in 1997, a decrease of $8.2 million, or 50.6%. Gross profit on net sales of leisure and other products, $3.7 million in 1998, remained relatively constant compared to 1997.

         Gross margin, defined as gross profit as a percentage of net sales, decreased to 13.9% in 1998 from 22.7% in 1997. Gross margin on home heating products decreased to 12.2% in 1998 from 23.3% in 1997. The significant decrease in gross margin was primarily the result of higher factory provisions for product liability and workers' compensation claims, reduced gas heater prices and a shift in mix from higher margin gas heaters to fireplace products. Additionally, gross margin on home heating products was negatively impacted as a result of a $1.8 million fourth quarter charge to earnings for excess and obsolete inventory. The inventory charge was primarily the result of the discontinuance of certain low volume product lines, the elimination of certain components resulting from the planned re-design of certain high volume products and the write-off of certain slow moving repair parts. Gross margin on leisure and other products decreased to 19.8% in 1998 from 20.6% in 1997. Gross margin was negatively impacted by higher production variances associated with the transfer of grill production from the Washington Park, Illinois facility to the Athens, Alabama facility. See Note 12 to Notes to Consolidated Financial Statements. In addition, gross margin on leisure and other products declined as a result of a $200,000 charge for excess and obsolete inventory.

         Selling expenses in 1998 were $9.0 million as compared to $9.9 million in 1997, a decrease of $867,000, or 8.7%. The decrease was primarily due to a $183,000 decrease in co-op advertising, a $103,000 decrease in commission expenses and a $558,000 decrease in advertising and promotion expenses. Selling expenses as a percentage of net sales decreased to 10.8% in 1998 from 11.3% in 1997.

         Total segment contribution, defined as gross profit less selling expenses, was $2.6 million in 1998 compared to $9.9 million in 1997. The $7.3 million decrease, or 73.7%, was primarily the result of the decrease in gross profit offset by decreased selling expenses, as discussed above.

         General and administrative expenses increased $309,000, or 4.7%, in 1998 as compared to 1997. The increase in general and administrative expenses was primarily due to an increase in deferred compensation expense, primarily caused by a death benefit received during 1997, the resignation of the former CEO and a decrease in the implicit interest rate assumed in the plan. The increase in general and administrative expenses was partially offset by a decrease in design and development expenses.

         Non-cash ESOP compensation expense decreased $612,000, or 32.1%, in 1998 to $1.3 million, as compared to $1.9 million in 1997. In 1998, 293,044 shares of unallocated ESOP stock were committed to be released as compensation at an average fair value of $4.41 per share, as compared to 314,243 shares committed to be released as compensation at an average fair value of $6.06 per share in 1997. During 1998 and 1997, shares released as dividends on shares allocated to participants were 55,681 and 36,404, respectively.

         As reported in the Company's Form 10-Q for the 13-week period ended March 28, 1998, the Company made the decision to close its Washington Park, Illinois facility. The Company initiated the closing and the transfer of the gas grill, gas log and freestanding vent-free stove production into the Athens, Alabama and Huntsville, Alabama locations during the second quarter of 1998. The Company recorded a non-recurring charge of $615,000, before tax, in connection with the closing in the second quarter of 1998. The non-recurring charge includes plant closing costs of $590,000 (primarily payroll, severance and payroll taxes of $234,000 and group insurance of $255,000) and a property, plant and equipment valuation charge of $25,000. The estimated reserve remaining as of December 31, 1998 totaled $251,000. See Note 12 to Notes to Consolidated Financial Statements.

         Interest expense decreased $481,000, or 32.4%, in 1998 to $1.0 million, as compared to $1.5 million in 1997. The decrease was primarily attributable to the decrease in average outstanding debt during 1998.

         Interest and other income increased $378,000, or 41.9%, in 1998 to $1.3 million, as compared to $902,000 in 1997. The increase was primarily attributable to a gain on sale of other assets of $291,000 and a gain on the settlement of litigation of $422,000 (see Note 10 to Notes to Consolidated Financial Statements), partially offset by a decrease in average funds invested during 1998.

         The credit for income taxes was $1.8 million in 1998 as compared to a provision for income taxes of $576,000 in 1997. The effective tax rate was (30.2)% in 1998 as compared to 69.6% in 1997. The change in the effective tax rate was primarily the result of the establishment of a $446,000 valuation allowance for deferred taxes.

         Loss from continuing operations in 1998 was $4.1 million as compared to income from continuing operations of $252,000 in 1997, primarily the result of the factors discussed above.

         Loss from continuing operations per share-basic was $0.58 in 1998 as compared to income from continuing operations per share-basic of $0.04 in 1997.

         The loss per share on a diluted basis was the same as the loss per share on a basic basis for 1998 as the effect of outstanding stock options was not dilutive.

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

         The decrease in net sales of home heating products was due primarily to the decrease in the order rate for the Company's gas heater products combined with production and design problems with certain products manufactured by Hunter Technology Inc. ("Hunter") (see Note 10 to Notes to Consolidated Financial Statements). The decrease in the order rate for the Company's gas heater products was mainly the result of the weather's influence on order rates and increased competition in the gas heater market from domestic producers as well as from some distributors selling imported gas heating products. The Hunter product problems, in some cases, caused the production to be suspended and, therefore, shipments were also suspended. Corrections have been implemented and all but one of the affected products are back in production.

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

         Gross profit in 1997 decreased to $19.8 million from $24.9 million in 1996, a decrease of $5.1 million, or 20.5%. Gross profit on home heating product sales decreased $6.2 million, or 27.8%. Gross profit on leisure and other product sales increased $1.1 million, or 43.4%. The gross profit decrease in the sale of home heating products was the result of the 9.2% decrease in net sales of home heating products, as discussed above, and a decrease in the gross margin from 29.2% in 1996 to 23.3% in 1997, as discussed below. The increase in gross profit on leisure and other products was the result of an increase in the gross margin from 18.7% in 1996 to 20.6% in 1997, and by the 30.4% increase in net sales discussed above.

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

         Selling expenses in 1997 increased to $9.9 million from $9.1 million in 1996, an increase of $860,000 or 9.5%. Selling expenses as a percentage of net sales increased to 11.3% in 1997 from 10.0% in 1996. Excluding Hunter, advertising and promotion expenses increased $939,000, primarily related to the Broilmaster grill line and the Company's initial entry into the direct retail and international channels of trade.

         Total segment contribution decreased to $9.9 million in 1997 from $15.8 million in 1996, a decrease of $5.9 million, or 37.3%, primarily as a result of the 20.5% decrease in gross profit and a 9.5% increase in selling expenses, as discussed above.

         General and administrative expenses were $6.6 million in 1997, compared to $6.7 million in 1996, a decrease of $134,000, or 2.0%. Bad debt expense increased to $200,000 in 1997 from a credit of $117,000 in 1996. The increase was primarily the result of a write-off of a specific Hunter account and the maintenance of the prior year reserve level. Deferred compensation decreased $203,000 primarily due to the receipt of a death benefit of one participant. The provision for the SERP and post-employment/retirement benefits decreased $184,000 as a result of prior year retirements.

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

RESULTS OF DISCONTINUED METAL OFFICE FURNITURE OPERATIONS

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         During 1998, the Company utilized the reserve of $299,000, recorded at December 31, 1997, for charges associated with the discontinued metal office furniture operations incurred during the year. The reserve remaining at December 31, 1998 was $0. The Company does not expect any further expense.

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

QUARTERLY RESULTS

         The following table sets forth certain quarterly income statement data for each of the Company's last two fiscal years and the percentage of net sales represented by the line items presented (except in the case of per share amounts). The quarterly income statement data set forth below was derived from unaudited consolidated financial statements of the Company and includes all adjustments which the Company considers necessary for a fair presentation thereof.

                                                                       1998
                                    ----------------------------------------------------------------------------
                                         MARCH 28            JUNE 27         SEPTEMBER 26         DECEMBER 31
                                    ----------------   ----------------    -----------------   -----------------
                                                    (In Thousands, except per share amounts)
Net sales                           $18,908   100.0%   $ 24,233  100.0%    $ 20,102   100.0%   $20,782    100.0%
Gross profit                          3,677    19.4       5,331   22.0        2,127    10.6        524      2.5
Non-cash ESOP compensation              402     2.1         376    1.6          312     1.6        203      1.0
Operating income (loss)                (726)   (3.8)        222    0.9       (1,736)   (8.6)    (3,964)   (19.1)
Income (loss) from continuing
   operations before income taxes      (749)   (3.9)        395    1.6       (1,840)   (9.2)    (3,735)   (18.0)
Income (loss) from continuing
  operations                           (468)   (2.5)        150    0.6       (1,414)   (7.0)    (2,404)   (11.6)
                                    ---------------------------------------------------------------------------

Net income (loss)                   $  (468)   (2.5)%  $    150    0.6%    $ (1,414)   (7.0)%  $(2,404)   (11.6)%
                                    ===========================================================================

BASIC PER SHARE DATA:
Net income (loss)(1)                $ (0.07)           $   0.02            $  (0.20)           $ (0.33)
                                    ==================================================================

DILUTED PER SHARE DATA:
Net income (loss)(1)                $ (0.07)           $   0.02            $  (0.20)           $ (0.33)
                                    ==================================================================

                                                                       1997
                                    -----------------------------------------------------------------------------
                                         MARCH 29            JUNE 28         SEPTEMBER 27         DECEMBER 31
                                    ----------------   ----------------    -----------------   ------------------
                                                    (In Thousands, except per share amounts)
Net sales                           $15,905   100.0%   $ 23,503  100.0%    $ 23,850   100.0%   $24,093    100.0%
Gross profit                          2,898    18.2       6,218   26.5        6,040    25.3      4,674     19.4
Non-cash ESOP compensation              529     3.3         433    1.8          483     2.0        460      1.9
Operating income (loss)              (1,480)   (9.3)      1,395    5.9        1,429     6.0         68      0.3
Income (loss) from continuing
   operations before income taxes    (1,508)   (9.5)      1,234    5.3        1,147     4.8        (45)    (0.2)
Income (loss) from continuing
   operations                          (868)   (5.5)        677    2.9          655     2.7       (212)    (0.9)
Loss from discontinued operations,
   net of tax                             0     0.0           0    0.0         (253)   (1.1)      (503)    (2.1)
                                    -----------------------------------------------------------------------------

Net income (loss)                   $  (868)   (5.5)%  $    677    2.9%    $    402     1.7%   $  (715)    (3.0)%
                                    ==============================================================================


BASIC PER SHARE DATA:
Income (loss) from continuing
  operations                        $ (0.13)           $   0.10           $   0.10            $ (0.03)
Loss from discontinued operations      0.00                0.00              (0.04)             (0.07)
                                    ------------------------------------------------------------------

Net income (loss)(1)               $ (0.13)           $   0.10           $   0.06            $ (0.10)
                                    ==================================================================

DILUTED PER SHARE DATA:
Income (loss) from continuing
  operations                        $ (0.13)           $   0.10           $   0.09            $ (0.03)
Loss from discontinued operations      0.00                0.00              (0.03)             (0.07)
                                    ------------------------------------------------------------------

Net income (loss)(1)               $ (0.13)           $   0.10           $   0.06            $ (0.10)
                                    ==================================================================

---------------
(1) The sum of the quarterly per share amounts are different from the annual per share amounts because of differences in the weighted average number of common and common equivalent shares used in the quarterly and annual computations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations from internally generated funds, seasonal borrowings under its bank line of credit and other short-term borrowings. The Company's primary capital requirements are for working capital, debt service, capital expenditures and dividends.

         The following table presents a summary of the Company's cash flows for each of the three years in the period ended December 31.

                                                                              YEAR ENDED DECEMBER 31,
                                                                     1998               1997             1996
                                                                  ----------         ----------        -------
                                                                                   (In thousands)
Net cash provided by operations                                   $       13         $      368        $  6,241
Capital expenditures                                                  (1,640)            (2,053)         (2,798)
Proceeds from sales of assets                                              2              1,023               1
Proceeds from sales of marketable securities                             894                  0               0
Purchase of subsidiary, net of cash acquired                               0                  0          (1,374)
Net repayments or short-term borrowings                                 (301)              (280)         (2,181)
Net payments on long-term debt                                        (1,743)            (1,656)           (400)
Purchase of treasury stock                                            (1,728)              (774)              0
Proceeds from exercise of stock options                                  141                 44             186
Cash dividends paid                                                     (896)              (822)           (768)
                                                                  ----------         ----------        --------
Net decrease in cash and short-term investments                   $   (5,258)        $   (4,150)       $ (1,093)
                                                                   =========         ==========        ========

         During 1998, the Company utilized cash available from the initial public offering ("IPO") in 1995 to finance capital expenditures, for debt service and to acquire shares of its common stock in accordance with the Company's share repurchase program. The Company's operations in 1996 and 1997 generated cash of approximately $6.6 million, which was used to eliminate short-term debt, service long-term debt, finance capital expenditures and pay dividends.

         As a result of its seasonal business cycle, the Company finances interim working capital requirements with cash and an unsecured line of credit with its principal lender. The line of credit has a current maximum of $30,000,000 and expires on July 31, 1999. Interest on the line of credit is payable monthly at a variable rate of 30-day LIBOR plus 1.25%. During 1998, the Company had an average month-end balance of $1.1 million with a maximum month-end balance of $8.0 million.

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

         On July 18, 1995, the Company closed the sale of 2,300,000 shares of common stock at a price of $9.50 per share in connection with the IPO. The proceeds of the IPO, net of an underwriting discount of $1,530,000 and expenses of $923,000, were $19,397,000. Through the date of this Annual Report on Form 10-K, the Company has used approximately $9.8 million of the proceeds to fund capital expenditures, acquire Hunter, repay outstanding indebtedness, acquire shares of its common stock in accordance with the Company's share repurchase program, for working capital and for other general corporate purposes. During 1998, the Company used approximately $5.3 million to fund capital expenditures, repay outstanding indebtedness, acquire shares of its common stock in accordance with the Company's share repurchase program and for working capital and for other general corporate purposes.

         In March 1996, the Company obtained a $5 million unsecured term loan from its principal lender to refinance the bank debt which the Company caused to be paid upon the closing of its acquisition of Hunter. The term loan is due in semi-annual principal payments of $250,000 over a seven-year period with a balloon payment of $1.5 million due at maturity. Interest on the term loan is payable monthly at a fixed rate of 6.9%.

         The Company believes that cash flow from operations, together with the Company's unused borrowing capacity will be sufficient to fund the Company's operating needs for the foreseeable future. In addition, to provide any additional funds necessary for the continued pursuit of the Company's growth strategies, the Company may incur, from time to time, additional short- and long-term bank indebtedness and may issue, in public or private transactions, its equity and debt securities, the availability and terms of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company. It is anticipated that during 1999, the Company will expend approximately $4.7 million for capital expenditures.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates as part of its normal operations. The Company has estimated its market risk exposures using sensitivity analyses assuming a 10% change in market rates.

Foreign Currency Exchange Rate Risk

         Due to its Canadian operations, the Company has assets, liabilities, operations and cash flows in the Canadian currency. Fluctuations in foreign currency exchange rates impact the U.S. dollar value of Canadian dollar assets, liabilities, operations and cash flows. The Company translates the Canadian dollar income statement to U.S. dollars using the average rate of exchange and translates the Canadian dollar balance sheet to U.S. dollars using the closing rate of exchange. Certain accounts (e.g., capital stock) are translated using an historical exchange rate. Consequently, unrealized foreign currency translation adjustments are reported as a separate component of stockholders' equity. To illustrate the potential impact of changes in foreign currency exchange rates on the unrealized foreign currency translation adjustments, a hypothetical 10% change (decrease) in the average and closing exchange rates for fiscal 1998 would have increased the unrealized foreign currency translation adjustment (a loss) by $793,000.

Interest Rate Risk

         To manage its exposure to changes in interest rates, the Company uses both fixed and variable rate debt. At December 31, 1998, the Company had $4,774,000 of debt outstanding at a variable interest rate of 79.5% of prime plus 1.35%. However, the Company is also a party to an interest rate swap which effectively fixes the interest rate on the debt at 8.21%. The debt is scheduled to mature in September 2002 and the interest rate swap is scheduled to expire in January 2000. Therefore, the Company would be exposed to interest rate fluctuations on the January 2000 debt balance once the interest rate swap expires. A hypothetical increase of 10% in the prime lending rate would not cause the Company's interest expense to increase significantly.

         In addition, the Company maintains an unsecured bank line of credit of up to a maximum of $30,000,000 which is to be utilized to finance inventories, receivables and operations on an interim basis. Interest on the line of credit is payable monthly at a variable rate based on the 30-day London Interbank Offered Rate ("LIBOR") plus 1.25%. A hypothetical increase of 10% in the LIBOR Rate would not cause the Company's interest expense to increase significantly. See Notes 4, 5 and 8 to Notes to Consolidated Financial Statements.

         Certain statements contained in this section and the estimated amounts generated from the sensitivity analyses referred to above include forward-looking statements of market risk which assume that certain adverse market conditions may occur. Actual future market conditions may differ materially from such assumptions. Accordingly, the forward-looking statements should not be considered projections by the Company of future events or losses.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company, including the report of independent accountants, the consolidated balance sheets as of December 31, 1998 and 1997, the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996 and notes to the consolidated financial statements are set forth on pages F-1 through F-20 of this Annual Report on Form 10-K. In addition, on page S-2 of this Annual Report on Form 10-K, the supplemental financial statement schedule, as required by Item 8, is provided.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         See the "Election of Directors," "Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of the proxy statement for the 1999 Annual Meeting of Stockholders of the Company, which sections are incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

         See the "Remuneration of Executive Officers" section of the proxy statement for the 1999 Annual Meeting of Stockholders of the Company, which section is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) See the "Principal Stockholders" section of the proxy statement for the 1999 Annual Meeting of Stockholders of the Company, which section is incorporated herein by reference.

         (b) See the "Election of Directors" and "Principal Stockholders" sections of the proxy statement for the 1999 Annual Meeting of Stockholders of the Company, which sections are incorporated herein by reference.

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



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      Certain documents filed as part of Form 10-K

                  1.       Financial Statements.

Description                                                                                                    Page
-----------                                                                                                    ----
Report of Independent Public Accountants...............................................................         F-1

Consolidated Balance Sheets as of December 31, 1998 and 1997...........................................         F-2

Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996.............         F-4

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and
  1996.................................................................................................         F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997, and
  1996 ................................................................................................        F-6

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

*  3(c)           Amendments to the By-laws of Martin Industries, Inc. which were filed as Exhibit 99.1 to the Company's Form 8-K on February 24, 1999 (Commission File No. 0-26228).

*  4(a)           Article 4 of the Restated Certificate of Incorporation of
                  Martin Industries, Inc. (included in Exhibit 3(a)).

*  4(b)           Rights Agreement, dated as of February 23, 1999, between
                  Martin Industries, Inc. and SunTrust Bank, Atlanta, Rights
                  Agent, which was filed as Exhibit 1 to the Company's
                  Registration Statement on Form 8-A (Commission File
                  No. 0-26228).

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

*  10(p)          Second Amendment to Loan Agreements and Other Loan Documents
                  dated as of March 28, 1996, by and between Martin Industries, Inc. and AmSouth Bank of Alabama which was filed as Exhibit
                  10(y) to the Company's Annual Report on Form 10-K as filed with the Commission on March 30, 1996 (Commission File No.
                  0-26228).

*  10(q)          Term Note by Martin Industries, Inc. in favor of AmSouth Bank of Alabama dated March 28, 1996, in the principal amount of $5,000,000 which was filed as Exhibit 10(z) to the Company's
                  Annual Report on Form 10-K as filed with the Commission on March 30, 1996 (Commission File No. 0-26228).

*  10(r)          Martin Industries, Inc. 1996 Non-Employee Directors' Stock
                  Option and Deferred Compensation Plan which was filed as
                  Exhibit 10(x) to the Company's Annual Report on Form 10-K as filed with the Commission on March 31, 1997 (Commission File
                  No. 0-26228).

*  10(s)          Amendment No. 6 to Martin Industries, Inc. 1988 Nonqualified
                  Stock Option Plan which was filed as Exhibit 10(y) to the Company's Annual Report on Form 10-K as filed with the Commission on March 31, 1997 (Commission File No. 0-26228).

*  10(t)          Martin Industries, Inc. Amended and Restated 1994 Nonqualified
                  Stock Option Plan which was filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the 26-week period ended June 27, 1998 (Commission File No. 0-26228).

*  10(u)          Amendment No. 8 to Martin Industries, Inc. Employee Stock
                  Ownership Plan which was filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the 39-week period ended September 27, 1997 (Commission File No. 0-26228).

*  10(v)          Third Amendment to Loan Agreement and Other Loan Documents
                  dated as of August 28, 1997 by and between Martin Industries, Inc. and AmSouth Bank filed as Exhibit 10(b) to the Company's
                  Quarterly Report on Form 10-Q for the 39-week period ended
                  September 27, 1997 (Commission File No. 0-26228).

*  10(w)          Modified, Amended and Restated Line of Credit Note dated as of
                  August 28, 1997 by and between Martin Industries, Inc. and
                  AmSouth Bank filed as Exhibit 10(c) to the Company's Quarterly
                  Report on Form 10-Q for the 39-week period ended September 27,
                  1997 (Commission File No. 02-26228).

*  10(x)          Amendment No. 9 to Martin Industries, Inc. Employee Stock
                  Ownership Plan which was filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the 26-week period ended June 27, 1998 (Commission File No. 0-26228).

   10(y) Amendment No. 10 to Martin Industries, Inc. Employee Stock Ownership Plan.

   10(z) Salary Continuation Letter Agreement dated July 15, 1998 between Martin Industries, Inc. and Martin D. Husted.

   10(aa) Salary Continuation Letter Agreement dated October 23, 1998 between Martin Industries, Inc. and Louis J. Martin, II.

   10(bb) Salary Continuation Letter Agreement dated October 23, 1998 between Martin Industries, Inc. and J. Reid Roney.

   10(cc) Salary Continuation Letter Agreement dated October 23, 1998 between Martin Industries, Inc. and Roderick V. Schlosser.

   10(dd) Salary Continuation Letter Agreement dated November 2, 1998 between Martin Industries, Inc. and Robert L. Goucher.

   10(ee) Salary Continuation Letter Agreement dated January 25, 1999 between Martin Industries, Inc. and Troy K. Hoskins.

   10(ff) Salary Continuation Letter Agreement dated January 11, 1999 between Martin Industries, Inc. and William F. Roberts.

   10(gg) Employment Agreement with Robert L. Goucher dated as of November 2, 1998.

    21            Subsidiaries of the Company.

    23            Consent of Arthur Andersen LLP.

    24            Powers of Attorney.

    27            Financial Data Schedule (Electronic Submission only).

---------------
*  Incorporated by reference.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

         With the exception of historical information, the matters and statements discussed, made or incorporated by reference in this Annual Report on Form 10-K, including those regarding the expected sale of the Company's Ashley solid fuel heating division and the gain anticipated on such sale, the Company's expectations regarding the possible exposure as a result of Hunter Technology Inc.'s design and production problems, the Company's plans and expectations regarding its Year 2000 issues, and the Company's expectations and estimates regarding its foreign currency exchange rate and interest rate risk, constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these "forward-looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "may," "believes," "estimates," "projects," "expects," "intends," and words of similar import. In addition, the Company and its representatives may from time to time make other oral or written statements that are also forward-looking statements. Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. In particular, there can be no assurance that the Company will consummate the sale of its Ashley solid fuel heating division or that if the sale is consummated the Company will realize the currently anticipated gain on the sale or that the Company will not incur costs related to products of Hunter Technology, Inc. in excess of those currently expected. These assumptions, risks and uncertainties include, but are not limited to, those associated with general economic cycles; the cyclical nature of the industries in which the Company operates and the factors related thereto, including consumer confidence levels, inflation, employment and income levels, the availability of credit, and factors affecting the housing industry; the potential in the Company's business to experience significant fluctuations in quarterly earnings; the Company's business strategy, including its strategy of pursuing acquisitions and new product development; potential losses from product liability and personal injury lawsuits; the effects of seasonality and weather conditions on the Company's home heating product sales and other sales; fluctuations in quarterly earnings due to ESOP accounting; the effect of existing and new governmental and environmental regulations applicable to the Company; the dependence of the Company on key personnel; the highly competitive nature of each of the industries in which the Company operates; the volatility of the stock price at which outstanding shares of the Company may trade from time to time, the ability of the Company and third parties with which it does business to identify correctly, with respect to the Year 2000 issue, all relevant computer codes and imbedded chips, unanticipated delays or difficulties in the implementation of the Company's Year 2000 project plans and the ability of third parties to redress their respective computer systems as they relate to the Year 2000 issue; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Commission. The Company expressly disclaims any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Martin Industries, Inc.:

We have audited the accompanying consolidated balance sheets of MARTIN INDUSTRIES, INC. (a Delaware corporation) AND SUBSIDIARY as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martin Industries, Inc. and subsidiary as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                                 /s/ ARTHUR ANDERSEN LLP


Birmingham, Alabama
February 12, 1999 (except with respect to the matter discussed in Note 6, as to which the date is February 22, 1999)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                               DECEMBER 31,
                                                                         1998                  1997
                                                                --------------------    --------------------
CURRENT ASSETS:
   Cash and short-term investments                              $          9,818,000    $         15,157,000
   Accounts and notes receivable, less allowance for
      doubtful accounts of $627,000 and $432,000, respectively            10,712,000              10,106,000
   Inventories                                                            20,323,000              24,884,000
   Refundable income taxes                                                 1,712,000                 269,000
   Deferred tax benefits                                                   3,924,000               3,488,000
   Prepaid expenses and other assets                                       1,277,000               1,811,000
                                                                --------------------------------------------

                                                                         47,766,000               55,715,000
                                                                --------------------------------------------

PROPERTY, PLANT AND EQUIPMENT:
   Land and improvements                                                   1,248,000               1,289,000
   Construction in progress                                                  123,000                   2,000
   Buildings                                                               8,275,000               8,276,000
   Machinery and equipment                                                13,385,000              13,337,000
                                                                --------------------------------------------

                                                                          23,031,000              22,904,000
   Less accumulated depreciation and amortization                         13,027,000              12,587,000
                                                                --------------------------------------------

                                                                          10,004,000              10,317,000
                                                                --------------------------------------------

OTHER NONCURRENT ASSETS:
   Deferred tax benefits                                                     622,000                 581,000
   Goodwill, net of accumulated amortization of
      $546,000 and $477,000, respectively                                  1,746,000               1,947,000
   Other                                                                   2,241,000               2,420,000
                                                                --------------------------------------------

                                                                           4,609,000               4,948,000
                                                                --------------------------------------------

                                                                $         62,379,000    $         70,980,000
                                                                ============================================

                 The accompanying notes are an integral part of these
                          consolidated balance sheets.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                DECEMBER 31,
                                                                         1998                   1997
                                                                --------------------    -------------------
CURRENT LIABILITIES:
   Notes payable                                                $            159,000    $            481,000
   Current portion of long-term debt                                       1,741,000               1,750,000
   Accounts payable                                                        3,139,000               3,496,000
   Accrued liabilities:
      Payroll and employee benefits                                        2,348,000               2,699,000
      Product liability                                                      961,000                 651,000
      Warranty                                                             1,126,000               1,535,000
      Workers' compensation                                                  709,000                 572,000
      Other                                                                  985,000               1,359,000
                                                                --------------------------------------------

                                                                          11,168,000              12,543,000
                                                                --------------------------------------------
NONCURRENT LIABILITIES:
   Long-term debt                                                          6,864,000               8,599,000
   Deferred compensation                                                   2,304,000               2,197,000
   Other                                                                           0                  18,000
                                                                --------------------------------------------

                                                                           9,168,000              10,814,000
                                                                --------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 1,000,000 shares
      authorized; no shares issued and outstanding                                 0                       0
   Common stock, $.01 par value; 20,000,000 shares
      authorized; 9,752,053 shares issued at December 31,
      1998 and 9,748,746 at December 31, 1997                                 98,000                  97,000
   Paid-in capital                                                        27,397,000              26,863,000
   Retained earnings                                                      24,229,000              29,501,000
   Accumulated other comprehensive loss                                     (996,000)               (372,000)
                                                                ---------------------------------------------

                                                                          50,728,000              56,089,000
   Less:
   Treasury stock at cost (1,325,170 shares at
      December 31, 1998 and 1,104,105 shares at
      December 31, 1997)                                                   4,008,000               2,590,000
   Unearned compensation                                                   4,677,000               5,876,000
                                                                --------------------------------------------

                                                                          42,043,000              47,623,000
                                                                --------------------------------------------

                                                                $         62,379,000    $         70,980,000
                                                                ============================================

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEAR ENDED DECEMBER 31,
                                                             1998                1997              1996
                                                       ----------------    ---------------    ---------------
NET SALES                                              $    84,025,000     $   87,351,000     $   90,194,000
Cost of sales                                               72,366,000         67,521,000         65,334,000
                                                       ------------------------------------------------------

GROSS PROFIT                                                11,659,000         19,830,000         24,860,000
                                                       ------------------------------------------------------

Operating expenses:
   Selling                                                   9,047,000          9,914,000          9,055,000
   General and administrative                                6,908,000          6,599,000          6,733,000
   Non-cash ESOP compensation                                1,293,000          1,905,000          2,812,000
   Restructure charge                                          615,000                  0                  0
                                                       ------------------------------------------------------

                                                            17,863,000         18,418,000         18,600,000
                                                       ------------------------------------------------------

OPERATING INCOME (LOSS)                                     (6,204,000)         1,412,000          6,260,000
Interest expense                                             1,005,000          1,486,000          1,392,000
Interest and other income                                   (1,280,000)          (902,000)          (919,000)
                                                       ------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                        (5,929,000)           828,000          5,787,000
Provision (credit) for income taxes                         (1,793,000)           576,000          2,592,000
                                                       ------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                    (4,136,000)           252,000          3,195,000

Income from discontinued operations, net of tax                      0                  0             62,000
Loss on disposal of discontinued operations,
 net of tax                                                          0           (756,000)        (1,430,000)
                                                       ------------------------------------------------------

NET LOSS FROM DISCONTINUED OPERATIONS                                0           (756,000)        (1,368,000)
                                                       ------------------------------------------------------

NET INCOME (LOSS)                                      $    (4,136,000)    $     (504,000)    $    1,827,000
                                                       ======================================================

BASIC PER SHARE DATA:

Income (loss) from continuing operations               $         (0.58)    $         0.04     $         0.50
Loss from discontinued operations                                 0.00              (0.11)             (0.21)
                                                       ------------------------------------------------------

Net income (loss)                                      $         (0.58)    $        (0.07)    $         0.29
                                                       ======================================================

Weighted average number of common and common
   equivalent shares outstanding                             7,073,430          6,787,685          6,412,222
                                                       ======================================================

DILUTED PER SHARE DATA:

Income (loss) from continuing operations               $         (0.58)    $         0.04     $         0.47
Loss from discontinued operations                                 0.00              (0.11)             (0.20)
                                                       ------------------------------------------------------

Net income (loss)                                      $         (0.58)    $        (0.07)    $         0.27
                                                       =====================================================

Weighted average number of common and common
   equivalent shares outstanding                             7,073,430          7,049,131          6,772,191
                                                       =====================================================

DIVIDENDS DECLARED PER SHARE                           $         0.164     $        0.156     $        0.148
                                                       =====================================================


              The accompanying notes are an integral part of these
                            consolidated statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                        For the Years Ended December 31, 1996, 1997, and 1998
                               --------------------------------------------------------------------------


                                   Common Stock       Paid-in     Retained       Treasury Stock
                                Shares     Amount     Capital     Earnings     Shares      Amount
                                ------     ------     -------     --------     ------       ------
BALANCE,
   DECEMBER 31, 1995          9,748,000  $ 97,000  $23,457,000  $30,130,000   1,269,715   $2,319,000

Comprehensive income:
  Net income                          0         0            0    1,827,000           0            0
  Unrealized gain on foreign
    currency translation              0         0            0            0           0            0

  Total comprehensive income


Dividends ($.148 per share)           0         0            0     (922,000)          0            0
Exercise of stock options             0         0      650,000            0    (247,790)    (408,000)
Fair value of stock
   released to ESOP, net of
   tax                                0         0    1,759,000            0           0            0
                              ----------------------------------------------------------------------
BALANCE,
   DECEMBER 31, 1996          9,748,000    97,000   25,866,000   31,035,000   1,021,925    1,911,000

Comprehensive loss:
  Net loss                            0         0            0     (504,000)          0            0
 Unrealized loss on foreign
    currency translation              0         0            0            0           0            0
  Total comprehensive loss

Dividends ($.156 per share)           0         0            0   (1,030,000)          0            0
Issuance of stock under
  dividend reinvestment plan        746         0        4,000            0           0            0
Purchase of treasury stock            0         0            0            0     140,000      774,000
Exercise of stock options             0         0       89,000            0     (57,820)     (95,000)
Fair value of stock
   released to ESOP, net of
   tax                                0         0      904,000            0           0            0
                              ----------------------------------------------------------------------
BALANCE,
   DECEMBER 31, 1997          9,748,746    97,000   26,863,000   29,501,000   1,104,105    2,590,000

Comprehensive loss:
  Net loss                            0         0            0   (4,136,000)          0            0
  Unrealized loss on foreign
    currency translation              0         0            0            0           0            0
  Total comprehensive loss

Dividends ($.164 per share)           0         0            0   (1,136,000)          0            0
Issuance of stock under
  dividend reinvestment plan      3,307     1,000       13,000            0           0            0
Purchase of treasury stock            0         0            0            0     410,000    1,728,000
Exercise of stock options             0         0      187,000            0    (188,935)    (310,000)
Fair value of stock
   released to ESOP, net of
   tax                                0         0      334,000            0           0            0
                              ----------------------------------------------------------------------
BALANCE,
   DECEMBER 31, 1998          9,752,053   $98,000  $27,397,000  $24,229,000   1,325,170   $4,008,000
                              ======================================================================

                               For the Years Ended December 31, 1996,
                                          1997, and 1998
                               ----------------------------------------
                                              Accumulated
                                                  Other
                                 Unearned     Comprehensive
                               Compensation   Income (Loss)   Total
                               ------------   -------------   -----
BALANCE,
   DECEMBER 31, 1995           $ 8,287,000    $        0    $43,078,000

Comprehensive income:
  Net income                             0             0      1,827,000
  Unrealized gain on foreign
    currency translation                 0        25,000         25,000
                                                            -----------
  Total comprehensive income                                  1,852,000
                                                            -----------

Dividends ($.148 per share)              0             0       (922,000)
Exercise of stock options                0             0      1,058,000
Fair value of stock
   released to ESOP, net of
   tax                          (1,207,000)            0      2,966,000
                               ----------------------------------------
BALANCE,
   DECEMBER 31, 1996             7,080,000        25,000     48,032,000

Comprehensive loss:
  Net loss                               0             0       (504,000)
 Unrealized loss on foreign
    currency translation                 0      (397,000)      (397,000)
                                                            -----------
  Total comprehensive loss                                     (901,000)
                                                            -----------
Dividends ($.156 per share)              0             0     (1,030,000)
Issuance of stock under
  dividend reinvestment plan             0             0          4,000
Purchase of treasury stock               0             0       (774,000)
Exercise of stock options                0             0        184,000
Fair value of stock
   released to ESOP, net of
   tax                          (1,204,000)            0      2,108,000
                               ----------------------------------------
BALANCE,
   DECEMBER 31, 1997             5,876,000      (372,000)    47,623,000

Comprehensive loss:
  Net loss                                0            0     (4,136,000)
  Unrealized loss on foreign
    currency translation                  0     (624,000)      (624,000)
                                                            -----------
  Total comprehensive loss                                   (4,760,000)
                                                            -----------
Dividends ($.164 per share)               0            0     (1,136,000)
Issuance of stock under
  dividend reinvestment plan              0            0         14,000
Purchase of treasury stock                0            0     (1,728,000)
Exercise of stock options                 0            0        497,000
Fair value of stock
   released to ESOP, net of
   tax                           (1,199,000)           0      1,533,000
                               ----------------------------------------
BALANCE,
   DECEMBER 31, 1998           $  4,677,000   $  (996,00)   $42,043,000
                               ========================================



                 The accompanying notes are an integral part of
                         these consolidated statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          YEAR ENDED DECEMBER 31,
                                                                    1998              1997             1996
                                                              ---------------    --------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                          $   (4,136,000)    $    (504,000)   $  1,827,000
   Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Non-cash loss on disposal of discontinued operations                 0           187,000       1,430,000
      Depreciation and amortization                                1,796,000         1,897,000       1,623,000
      Net loss on sales of assets                                          0            34,000          39,000
      Gain on sale of other assets                                  (291,000)                0               0
      Provision (credit) for doubtful accounts
         and notes receivable                                        195,000           200,000        (117,000)
      Provision (credit) to value inventories at LIFO cost          (115,000)            9,000        (349,000)
      Provision (credit) for deferred income taxes                  (552,000)          113,000        (146,000)
      Non-cash ESOP compensation                                   1,293,000         1,905,000       2,812,000
      Provision for deferred compensation                            444,000           251,000         371,000
      (Increase) decrease in operating assets:
         Accounts and notes receivable                              (837,000)        7,442,000      (1,988,000)
         Inventories                                               4,487,000        (6,585,000)        539,000
         Refundable income taxes                                  (1,228,000)         (269,000)        512,000
         Prepaid expenses and other assets                           510,000           (44,000)       (573,000)
         Other noncurrent assets                                    (423,000)         (463,000)       (557,000)
      Increase (decrease) in operating liabilities:
         Accounts payable                                           (339,000)         (956,000)     (1,443,000)
         Accrued income taxes payable                                      0          (492,000)      1,404,000
         Accrued liabilities                                        (453,000)       (2,120,000)        960,000
         Other noncurrent liabilities                               (338,000)         (237,000)       (103,000)
                                                              -------------------------------------------------
            Net cash provided by operating activities                 13,000           368,000       6,241,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                           (1,640,000)       (2,053,000)     (2,798,000)
   Proceeds from sales of assets                                       2,000         1,023,000           1,000
   Proceeds from sale of other assets                                894,000                 0               0
   Purchase of subsidiary, net of cash acquired                            0                 0      (1,374,000)
                                                              -------------------------------------------------
      Net cash used in investing activities                         (744,000)       (1,030,000)     (4,171,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments on notes payable                                  (301,000)         (280,000)     (2,181,000)
   Principal payments on long-term debt                           (1,743,000)       (1,656,000)     (5,400,000)
   Proceeds from the issuance of long-term debt                            0                 0       5,000,000
   Purchase of treasury stock                                     (1,728,000)         (774,000)              0
   Exercise of stock options                                         141,000            44,000         186,000
   Cash dividends paid                                              (896,000)         (822,000)       (768,000)
                                                              -------------------------------------------------
      Net cash used in financing activities                       (4,527,000)       (3,488,000)     (3,163,000)
                                                              -------------------------------------------------
NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS                   (5,258,000)       (4,150,000)     (1,093,000)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (81,000)          (19,000)        (20,000)
CASH AND SHORT-TERM INVESTMENTS AT THE BEGINNING
 OF THE YEAR                                                      15,157,000        19,326,000      20,439,000
                                                              -------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT THE END OF THE YEAR        $    9,818,000     $  15,157,000    $ 19,326,000
                                                              =================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid during the period for:
    Interest, net                                             $      885,000     $   1,358,000    $  1,298,000
    Income taxes, net                                         $       28,000     $     877,000    $  1,196,000



              The accompanying notes are an integral part of these
                            consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS AND ORGANIZATION

         Martin Industries, Inc. (the "Company") is a manufacturer of products in two operating segments (see Note 13), which include home heating products and leisure and other products. On February 24, 1997, the Company elected to discontinue its operations in the metal office furniture segment. Home heating products are sold primarily to distributors and dealers in the United States and Canada. The Company's leisure products, primarily barbecue gas grills and utility trailers, are sold to distributors, dealers and mass merchandisers in the United States and Canada.

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

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND SHORT-TERM INVESTMENTS

         All short-term investments of the Company, which include commercial paper, money market funds and other low risk investments, are considered cash equivalents in the consolidated statements of cash flows as they are highly liquid and have original maturities of three (3) months or less.

INVENTORIES

         The Company's inventories are primarily valued at last-in, first-out ("LIFO") cost, which is not in excess of market. Inventory costs include material, labor and overhead. The Company evaluates raw materials, purchase parts, work-in-process and finished goods to ensure that inventory is valued at the estimated net realizable value. Inherent in the estimates of net realizable value are management's estimates related to the Company's future customer demand, product mix and salvage value. During 1998, the Company recorded a reserve for excess and obsolete inventory of $1,716,000. An analysis of inventories at December 31, 1998 and 1997 follows:

                                                                           1998                1997
                                                                     ------------------------------------
Inventories valued at first-in, first-out ("FIFO") cost:
      Raw material and purchased parts                               $  10,644,000          $  12,467,000
      Work-in-process                                                    4,797,000              5,194,000
      Finished goods                                                    10,347,000             12,803,000
                                                                     ------------------------------------
                                                                        25,788,000             30,464,000

      Less excess of FIFO over LIFO cost                                 5,465,000              5,580,000
                                                                     ------------------------------------

                                                                     $  20,323,000          $  24,884,000
                                                                     ====================================

PROPERTY PLANT AND EQUIPMENT

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

INSURANCE ARRANGEMENTS

         The Company is partially self-insured for worker's compensation, product liability, and employee medical/dental claims. The Company purchases insurance coverage for all worker's compensation claims in excess of $250,000 per occurrence, for all product liability claims in excess of $75,000 per occurrence, and for all medical claims in excess of $200,000 per occurrence.

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

EMPLOYEE STOCK OWNERSHIP PLAN

         The Company recognizes non-cash Employee Stock Ownership Plan ("ESOP") compensation expense as shares of stock owned by the ESOP are committed to be released to participant accounts based on the average fair value of the shares during the year. Shares of stock owned by the ESOP are committed to be released to participant accounts based on scheduled principal payments to be made on the ESOP debt. The difference in the average fair value of the committed shares and the original cost of those shares, net of income taxes, if applicable, is charged or credited to paid-in capital (see Notes 4 and 7).

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

         The Company also maintains a plan whereby the Company provides medical insurance coverage through its self-insured medical/dental plan to certain former officers and directors who have terminated their employment and have not reached retirement age. The Company accounts for these benefits in accordance with SFAS No. 112, Employer's Accounting for Postemployment Benefits, which requires the accrual of postemployment benefits as they are earned by employees.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

         The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of its long-lived assets and intangibles may be impaired and not be recoverable. In performing this evaluation, the Company uses an estimate of the related cash flows expected to result from the use of the asset and its eventual disposition. When this evaluation indicates the asset has been impaired, the Company will measure such impairment based on the asset's fair value.

ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company accounts for its stock options under the intrinsic value method and, accordingly, no compensation cost is recognized. The Company also values all stock transactions with employees and non-employees at the fair value of the equity instrument and discloses the required pro forma information (see
Note 7).

EARNINGS PER SHARE

         Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS has been computed based on the weighted average number of shares outstanding, including the effect of outstanding stock options, if dilutive, in each respective year.

         A reconciliation of shares as the denominator of the basic EPS computation to the diluted EPS computation is as follows:

                                                                  1998              1997             1996
                                                              ------------       -----------      ----------
Weighted average shares, excluding ESOP
  and stock option effects-basic                                 5,279,713         5,245,114       5,172,386

Weighted average effect of ESOP shares
  committed to be released                                       1,793,717         1,542,571       1,239,836

Dilutive effect of stock options                                         0           261,446         359,969
                                                              ----------------------------------------------

Weighted average number of common and common
  equivalent shares outstanding-diluted                          7,073,430         7,049,131       6,772,191
                                                              ==============================================

         Options outstanding of 765,973, 526,867 and 318,281 for the years ended December 31, 1998, 1997 and 1996, respectively, were not included in the table above as they were anti-dilutive.

NEW ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of "comprehensive income" which is the total net income and all other non-owner changes in stockholders' equity. The Company adopted the new rules in 1998 and has provided the required presentation of comprehensive income in the Consolidated Statements of Stockholders' Equity.

         In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131, which supersedes SFAS Nos. 14, 18, 24, and 30, establishes new standards for segment reporting using the "management approach" in which reportable segments are based on the same criteria on which management disaggregates a business for making operating decisions and assessing performance. The Company adopted the new rules in 1998 (see Note 13).

         In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132, which supersedes SFAS Nos. 87, 88, and 106, standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful as they were when SFAS Nos. 87, 88, and 106, were issued. The Company adopted the new rules in 1998 with no significant impact on financial reporting.

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. This statement is not expected to have a material effect on the Company's financial statements.

         In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires capitalization of certain costs of internal-use software. The Company will adopt this statement in 1999 and does not anticipate a significant impact on the financial statements.

         The AICPA has issued SOP 98-5, Reporting on the Costs of Start-up Activities. This statement provides guidance on the financial reporting of start-up costs and organization costs, and requires these costs to be expensed as incurred. The new rules are not expected to have a significant impact on the Company's financial statements.

FOREIGN CURRENCY TRANSLATION

         The Company has determined that the local currency of its Canadian subsidiary is the functional currency. In accordance with SFAS No. 52, Foreign Currency Translation, the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at year-end and revenues and expenses for the year are translated at average monthly exchange rates. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

PRIOR YEAR RECLASSIFICATION

         Certain prior year amounts have been reclassified to conform with the current year's presentation.

3.       INCOME TAXES

         An analysis of the provision (credit) for income taxes from continuing operations for the years ended December 31, 1998, 1997, and 1996 follows:

                                                                    1998              1997             1996
                                                              ---------------    --------------   -------------
Federal:
   Current                                                    $   (1,141,000)    $   1,103,000    $  2,460,000
   Deferred                                                         (509,000)         (385,000)        (95,000)
                                                              -------------------------------------------------
                                                                  (1,650,000)          718,000       2,365,000
State/Provincial:
   Current                                                          (100,000)           76,000         278,000
   Deferred                                                          (43,000)         (218,000)        (51,000)
                                                              -------------------------------------------------
                                                                    (143,000)         (142,000)        227,000
                                                              ------------------------------------------------
                                                              $   (1,793,000)    $     576,000    $  2,592,000
                                                              ================================================

         The provision (credit) for income taxes from continuing operations differs from the amounts computed by applying the federal statutory rate due to the following:

                                                                    1998              1997             1996
                                                              ---------------    --------------   ------------
Tax provision at the federal statutory rate                   $   (2,016,000)    $     282,000    $  1,968,000
State income taxes, net of federal income tax benefit                (94,000)          (94,000)        150,000
Non-cash ESOP compensation                                            32,000           238,000         546,000
Establishment of deferred tax valuation allowance                    446,000                 0               0
Other                                                               (161,000)          150,000         (72,000)
                                                              ------------------------------------------------
                                                              $   (1,793,000)    $     576,000    $  2,592,000
                                                              ================================================

Temporary differences which create net deferred tax benefits at December 31, 1998 and 1997 are as follows:


                                                                                      1998             1997
                                                                                 --------------   ------------
   Canadian net operating loss carryforward                                      $   1,778,000    $  1,713,000
   Restructure charge                                                                   95,000               0
   Accrued loss on disposal of discontinued operations                                       0         114,000
   Valuation allowance                                                                (446,000)              0
   Deferred compensation                                                               866,000         826,000
   Allowance for doubtful accounts                                                     211,000         153,000
   Accrued performance compensation                                                    152,000         279,000
   Accrued product liability                                                           361,000         245,000
   Accrued workers' compensation                                                       263,000         215,000
   Reserve for excess and obsolete inventory                                           603,000               0
   Inventory - basis difference                                                        384,000         498,000
   Accrued warranty                                                                    306,000         295,000
   Depreciation                                                                       (578,000)       (787,000)
   Accrued vacation                                                                    203,000         225,000
   Accrued medical claims                                                              285,000         271,000
   Other                                                                                63,000          22,000
                                                                                 -----------------------------
                                                                                 $   4,546,000    $  4,069,000
                                                                                 =============================

         The Company has recorded a valuation allowance for deferred tax benefits in the amount of $446,000 representing certain deferred taxes that may not be realizable in future periods. No valuation allowance has been recorded on the remainder of deferred tax benefits as realization is considered more likely than not due to income taxes paid by the Company in prior years, the consideration of certain tax planning strategies and expected future taxable income.

4.       LONG-TERM DEBT

         The Company's long-term debt as of December 31, 1998 and 1997 is as follows:

                                                                               1998               1997
                                                                          ------------        ------------
Bank term loan (ESOP), variable rate, 7.51% and 8.11% at December 31,
  1998 and 1997, respectively, secured by fixed assets of the Company     $  4,774,000        $  5,967,000
Bank term loan, fixed rate of 6.90%, unsecured                               3,750,000           4,250,000
Capitalized lease obligations, interest rates ranging from 5.90% to
  7.46% at December 31, 1998 and 1997,secured by automotive and
  computer equipment                                                            75,000             116,000
Other                                                                            6,000              16,000
                                                                           -------------------------------
                                                                             8,605,000          10,349,000
Less current maturities                                                      1,741,000           1,750,000
                                                                           -------------------------------
                                                                           $ 6,864,000        $  8,599,000
                                                                           ===============================


         In connection with the establishment of the ESOP, on January 7, 1993, the Company obtained a bank term loan amounting to $11,934,000 due over a ten-year period at a rate of 79.5% of prime plus 1.35%. Simultaneously, the Company entered into a separate interest rate swap agreement with the bank which carried a notional principal amount of $11,934,000 (which notional amount amortizes corresponding with the loan balance), on which the Company receives payments based on a variable rate (6.16% and 6.76% at December 31, 1998 and 1997 respectively) and makes payments based on a fixed rate of 6.86%. This agreement is designed to fix the interest rate on the debt for seven years at 8.21%. The bank term loan proceeds were loaned by the Company to the ESOP (see Notes 2 and 7), which utilized the funds together with a $54,000 cash contribution from the Company to purchase 3,489,115 shares of common stock from existing stockholders. The terms of the Company loan to the ESOP are substantially similar to the terms under the bank term loan. The Company is obligated to repay the bank term loan in semi-annual principal payments of $596,700 each and has pledged the fixed assets of the Company as collateral on the loan. The bank term loan also requires the Company to meet certain defined covenants and ratios (i.e., debt service coverage, working capital, and net worth) common to such agreements. The Company has complied or obtained a waiver with all debt compliance covenants in effect at December 31, 1998.

         During 1996, in connection with the acquisition of the Canadian subsidiary, the Company obtained a $5,000,000 bank term loan which was utilized to refinance the subsidiary's debt. The bank term loan requires semi-annual principal payments in the amount of $250,000 and matures on March 15, 2003.

The total debt maturing in each of the next five years at December 31, 1998 is as follows:



                           1999                             $ 1,741,000
                           2000                               1,708,000
                           2001                               1,707,000
                           2002                               1,699,000
                           2003                               1,750,000
                                                            -----------
                                                            $ 8,605,000
                                                            ===========


5.       BANK LINE OF CREDIT

         At December 31, 1998, the Company maintained an unsecured bank line of credit of up to a maximum of $30,000,000 which is to be utilized to finance inventories, receivables and operations on an interim basis. Interest on the line of credit is payable monthly at a variable rate based on the 30-day London Interbank Offered Rate ("LIBOR") plus 1.25%. The existing line agreement expires on July 31, 1999. There were no amounts outstanding on the line at December 31, 1998 and 1997. The maximum and average amounts of borrowings outstanding under the line of credit were $8,010,000 and $1,093,000, and $19,791,000 and
$6,404,000 during 1998 and 1997, respectively. The weighted average interest rate on these borrowings was 6.9% during 1998 and 1997.

6.       STOCKHOLDER RIGHTS PLAN AND PREFERRED SHARE PURCHASE RIGHTS

         On February 22, 1999, the Board of Directors adopted a Stockholder Rights Plan and declared a dividend distribution of one Preferred Share Purchase Right on each outstanding share of common stock. The dividend distribution date is March 8, 1999 payable to stockholders of record on that date. The Rights will expire on March 8, 2009 and the Rights distribution is not taxable to stockholders.

         The Rights will be exercisable only if a person or a group acquires 15% or more of the Company's common stock or announces a tender offer the consummation of which would result in ownership by a person or group of 15% or more of the common stock. The Board of Directors is authorized to reduce the 15% thresholds referred to above to not less than 10%. Each Right will entitle stockholders to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $10.

         If a person or group acquires 15% or more of the Company's outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right's then-current exercise price, a number of the Company's common shares having a market value of twice such exercise price. In addition, if the Company is acquired in a merger or other business combination transaction after a person or group has acquired 15% or more of the Company's outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice such exercise price.

         Following the acquisition by a person or a group of beneficial ownership of 15% or more of the Company's common stock and prior to an acquisition of 50% or more of the common stock, the Board of Directors may exchange the Rights (other than Rights owned by such person or group), in whole or in part, at an exchange ratio of one share of common stock (or one one-hundredth of a share of the new series of junior participating preferred stock or equivalent preferred stock) per Right. Prior to the acquisition by a person or group of beneficial ownership of 15% or more of the Company's common stock, the Rights are redeemable by the Company for one cent per Right at the option of the Board of Directors.

7.       EMPLOYEE BENEFIT AND COMPENSATION PLANS

         EMPLOYEE AND DIRECTOR STOCK OPTION PLANS

         In 1988, the Company adopted the 1988 Stock Option Plan for certain key management personnel. Options granted under the 1988 plan were issued at a total purchase price determined by the Board of Directors, to be satisfied 50% in cash upon exercise of the options and 50% in previously earned but unpaid compensation accrued. The previously earned but unpaid compensation accrued represents compensation utilized to reduce the cash exercise price of the option at the date of grant. The difference in the total purchase price of the options and the estimated fair value of the common stock at the date of grant was not material to the Company's consolidated financial statements. Options granted under the 1988 plan are exercisable over a ten-year period beginning one year after the date of grant. At December 31, 1998, there were no options available for grant under this plan.

         In 1994, the Company adopted the 1994 Stock Option Plan for certain officers, directors, and key management employees of the Company. Options granted under the 1994 plan were issued at prices which approximated the fair value of the Common Stock and are exercisable over a ten-year period beginning one year after the date of grant, with the exception of one grant during 1998 of 50,000 options which are exercisable two years after the date of grant. Total options issuable under this plan amount to 525,000, of which 168,830, 124,000 and 159,800 were granted in 1998, 1997 and 1996, respectively. At December 31, 1998, there were 34,120 options available for grant under this plan.

         During 1994, the Company adopted a stock option agreement with a former director and consultant whereby options for 7,000 shares were granted at prices which approximated the fair value of the Common Stock. These options are exercisable over a ten-year period beginning one year after the date of grant.

         During 1996, the Company adopted the 1996 Non-Employee Directors' Stock Option and Deferred Compensation Plan whereby directors may elect to receive stock options in lieu of directors' fees. Further, directors may elect to defer all or any portion of the directors' fees in accordance with the terms of the 1996 plan. Options granted under the 1996 plan were issued at prices which approximated the fair value of the Common Stock and are exercisable over a ten-year period beginning one year after the date of grant. Total options issuable under this plan amount to 100,000, of which 40,765, 43,809 and 11,574 were granted in 1998, 1997 and 1996, respectively. At December 31, 1998, there were 3,852 options available for grant under this plan.

         The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's income from continuing operations and income continuing operations per share would have been reduced to the following pro forma amounts:

                                                                    1998              1997             1996
                                                              ---------------    --------------   -------------
Income (loss) from continuing operations:
   As reported                                                $    (4,136,000)   $      252,000   $   3,195,000
   Pro Forma                                                  $    (4,394,000)   $      142,000   $   2,960,000

Income (loss) from continuing operations per share:
   As Reported - diluted                                      $         (0.58)   $         0.04   $        0.47
   Pro Forma - diluted                                        $         (0.62)   $         0.02   $        0.44

         Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         Information with respect to stock options is summarized as follows:

                                                  1998                         1997                          1996
                                      -------------------------  ------------------------------  ------------------------
                                         Shares       Wtd. Avg.      Shares         Wtd. Avg.       Shares      Wtd. Avg.
                                         (000)        Ex Price        (000)         Ex Price         (000)      Ex Price
                                      -----------   -----------  -------------    -------------  ------------   ---------
Outstanding at beginning of year          788         $  4.31          678          $   3.68           755         $ 2.02
Granted                                   210            4.85          168              5.92           171           7.84
Exercised                                (189)           1.50          (58)             1.52          (248)          1.50
Forfeited                                 (43)           6.73            0              0.00             0           0.00
                                      -----------------------------------------------------------------------------------
Outstanding at end of year                766         $  5.00          788          $   4.31           678         $ 3.68
                                      -----------------------------------------------------------------------------------
Exercisable at end of year                556         $  5.05          620          $   3.88           507         $ 2.26
                                      -----------------------------------------------------------------------------------
Weighted average fair value of
  option granted                        $1.76                        $2.59                           $3.62


         The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: risk-free interest rates of 5.02, 6.10 and 6.03 percent; expected dividend yields of 1.8,
2.7 and 1.9 percent; expected lives of six years; expected volatility of 49 percent, 50 percent and 48 percent.

         Of the 765,973 options outstanding at December 31, 1998, 178,945 have a range of exercise prices between $1.38 and $1.73 with a weighted average exercise price of $1.58 and a weighted average remaining contractual life of four years. All of these options are exercisable. Of the options outstanding at December 31, 1998, 513,228 have a range of exercise prices between $4.00 and $8.00 with a weighted average exercise price of $5.56 and a weighted average remaining contractual life of nine years. Of these options, 303,603 are exercisable. The remaining 73,800 options outstanding at December 31, 1998 have a range of exercise prices from $9.13 to $9.50 with a weighted average exercise price of $9.41 and a weighted average remaining contractual life of eight years. All of these options are exercisable.

         During 1998, 1997 and 1996, the Company recognized tax benefits related to the exercise of stock options in the amount of $215,000, $97,000, and $694,000, respectively. The tax benefits were credited to paid-in capital in the respective years.

         EMPLOYEE STOCK OWNERSHIP PLAN

         The Company maintains an ESOP which is available to substantially all employees who meet certain age and service requirements. The Company's Board of Directors serves as the ESOP's Administrative Committee and thereby directs the actions of the trustees of the ESOP, who are executive officers of the Company.

         On January 7, 1993, the ESOP received a loan from the Company in the amount of $11,934,000 under substantially similar terms as the Company's bank term loan discussed in Note 4. The ESOP utilized the funds together with a $54,000 initial cash contribution from the Company to purchase 3,489,115 shares of Company common stock from existing stockholders. The ESOP has pledged the common stock purchased as security on the loan from the Company. The outstanding balance due on the loan, which is reflected as unearned compensation in the accompanying consolidated balance sheets, as of December 31, 1998, and 1997 was $4,677,000 and $5,876,000, respectively. Company contributions are made to the ESOP in such amounts as determined by the Company's Board of Directors; however, the Company's contributions must be sufficient to cover principal and interest on the loan to the ESOP.

         During the years ended December 31, 1998, 1997 and 1996, the Company recognized interest expense related to the ESOP debt of $484,000, $585,000 and $688,000, respectively. Non-cash ESOP compensation expense recognized by the Company during the years ended December 31, 1998, 1997 and 1996, which was based on the average fair value of the shares committed to be released as compensation, amounted to $1,293,000, $1,905,000 and $2,812,000, respectively. Additionally, the fair value of shares released in payment of dividends on allocated shares amounted to $240,000, $208,000 and $154,000 in 1998, 1997 and
1996, respectively.

         The difference in the average fair value and the original cost of shares committed to be released as compensation or dividends on allocated shares, net of income taxes, if applicable, was credited to paid-in capital during the years ended December 31, 1998, 1997 and 1996 and amounted to $334,000, $904,000 and $1,759,000, respectively.

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

         During 1998, 1997 and 1996, phantom shares of the Company's common stock totaling 7,213, 11,924 and 12,571, respectively, were allocated to participant accounts. Compensation expense equal to the fair value of phantom shares granted is accrued annually together with any change in the fair value of shares previously allocated and resulted in charges (credits) to the consolidated statements of operations in 1998, 1997 and 1996 in the amount of ($197,000), ($85,000) and ($2,000), respectively.

         PROFIT-SHARING PLAN

         The Company maintains a profit-sharing plan covering substantially all employees. Contributions to the plan are at the discretion of the Board of Directors. As a result of the adoption of the ESOP in 1993, no contributions have been made to the plan since 1992.

         As part of the profit-sharing plan, the Company offers a savings retirement provision under Section 401(k) of the Internal Revenue Code to substantially all of its employees. Under these provisions, employees may contribute up to 8% of their total compensation to the plan. The Company makes matching contributions up to a maximum of 1% of the employee's compensation, as defined, which amounted to $75,000, $80,000 and $87,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

         DEFERRED COMPENSATION PLAN

         The Company maintains a supplemental income plan for certain current or retired employees. The Plan provides for 120 monthly payments starting at age 65 equal to 40% of the employee's regular compensation, as defined. The Company is accruing the net present value of the estimated benefits from the dates of the agreements to the estimated retirement dates. As part of this program, the Company purchased life insurance on the participants to utilize in funding these obligations. Deferred compensation expense recognized by the Company in the years ended December 31, 1998, 1997 and 1996 amounted to $444,000, $251,000 and $371,000, respectively.

         SALARY CONTINUATION (TERMINATION) BENEFITS

         In 1998, the Company entered into certain salary continuation agreements with certain key employees which provide for termination benefits to be paid to these employees. The termination benefits are payable only in the event employment with the Company is terminated for any reason other than death, permanent disability, voluntary termination or for cause. The period covered by the agreements extends through December 31, 1999, with the exception of one agreement which extends through December 31, 2000. Compensation which might become payable under these agreements has not been accrued in the consolidated financial statements as a termination has not occurred.

         DIVIDEND REINVESTMENT PLAN ("DRIP")

         The DRIP was adopted by the Company in 1997 to provide holders of common stock with an opportunity to invest cash dividends on shares of common stock and optional cash payments for additional shares of common stock without payment of any brokerage, commission or service charge. During 1998 and 1997, 3,307 shares and 746 shares, respectively, of common stock were issued in connection with this plan.

8.       FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL
         INSTRUMENTS

         SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires all businesses to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Based upon their remaining term to maturity and the current interest environment, the estimated fair values of the Company's financial instruments at December 31, 1998 and 1997 approximate their carrying values at those dates.

         As of December 31, 1998 and as discussed in Note 4, the Company is a party to an interest rate swap, an off-balance-sheet, derivative financial instrument. The interest rate swap carries a current notional amount of $4,774,000 and is accounted for as a 7-year hedge on the bank term loan originated in 1993. The counter-party to the interest rate swap is the Company's primary bank. The Company believes the credit and liquidity risk of the counter-party failing to meet its obligation is remote as the Company settles its interest position with the bank on a quarterly basis. The amount of loss in the interest rate swap currently deferred is its estimated termination cost of $34,000 as of December 31, 1998.

9.       COMMITMENTS AND CONTINGENCIES

         PRODUCT CONTINGENCY

         The Company has experienced production and design problems with certain products manufactured by Hunter Technology Inc. (see Note 10). These product problems, in some cases, caused the production to be suspended and, therefore, shipments were also suspended. Corrections have been implemented, and all but one of the affected products are back in production. The Company has completed its evaluation of the potential exposure to deal with problems related to products shipped prior to these corrections, and it currently believes that the ultimate liability will not have a material adverse effect on the Company.

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


         PENDING SALE OF CERTAIN ASSETS

         In February 1999, the Company announced that it had entered into a nonbinding letter of intent to sell the assets of its Ashley solid fuel heating division. The Company anticipates that the transaction will close during the first or second quarter of 1999 at which time the Company anticipates reporting a gain on the sale. There can be no assurance, however, that the transaction will be consummated or that if the transaction is consummated a gain will be recognized.

         LEASES

         The Company had financing lease obligations for a portion of its manufacturing facilities and its central office building. These obligations were classified as financing leases as they contained bargain purchase options which the Company intends to exercise. Although the Company satisfied the financing lease obligations in a prior year, the bargain purchase options had not been exercised as of December 31, 1998. A summary of the asset balances of the leased facilities follows:

                                                        1998                1997
                                                   -----------          -----------
Class of property:
      Land                                         $   192,000          $   192,000
      Buildings and machinery                        2,223,000            2,223,000
                                                   --------------------------------
                                                     2,415,000            2,415,000
      Less accumulated depreciation                  1,608,000            1,561,000
                                                   --------------------------------
                                                   $   807,000          $   854,000
                                                   ================================

         In addition, the Company has various items of machinery and equipment under operating leases that expire during the next one to five years or are on month-to-month rental terms. Rent expense under all operating leases amounted to $376,000, $524,000 and $463,000 in the years ended December 31, 1998, 1997 and
1996, respectively.

         The following is a schedule of future minimum rental payments by year under operating leases having initial or remaining noncancelable lease terms in excess of one year as of December 31, 1998:

                           1999                                $251,000
                           2000                                 156,000
                           2001                                  60,000
                           2002                                  22,000
                           2003                                  16,000
                           Thereafter                            24,000
                                                               --------
                                                               $529,000
                                                               ========

10.      BUSINESS COMBINATION

         On February 1, 1996, the Company's Canadian subsidiary, 1166081 Ontario Inc., acquired all of the capital stock of Hunter Energy and Technologies Inc. and 1061099 Ontario Inc., a sister company which owned the land and building leased by Hunter Energy and Technologies, Inc. for its manufacturing operation. This transaction was accounted for under the purchase method of accounting. The aggregate purchase price of approximately $1,943,000 included $850,000 in cash, $729,000 in promissory notes payable and $364,000 paid into escrow. Transaction expenses of $160,000 were incurred. The total purchase price exceeded the fair value of net assets acquired by approximately $2,089,000, which amount was recorded as goodwill and is being amortized over 40 years.

         The purpose of the escrow was to make funds available to meet the sellers' indemnification obligations to the Company. The promissory notes, bearing interest at a rate of 9% per annum, matured during the first quarter of 1997. The Company withheld payment on certain of the promissory notes pending resolution of certain issues with the holders of the notes arising out of the purchase transaction. The Company also claimed the entire amount in escrow and instituted litigation to recover these amounts and additional amounts from certain sellers in the purchase transaction and certain of the sellers sued to enforce collection of their notes. During 1998, the Company effected a settlement with all but two of the sellers, and a contingent settlement with these two. Pursuant to the settlement, the Company has received approximately $315,000 (including interest) of funds held in escrow, an additional payment of $32,000, and cancellation of notes and accrued interest totaling approximately $364,000. Consequently, in 1998, the Company recorded a gain on the settlement of litigation of $422,000. The contingent settlement will result (if the contingency is satisfied and that portion of the settlement effectuated) in receipt by the Company of an additional $97,000, and cancellation of notes and accrued interest totaling approximately $201,000. No further action is contemplated as to the Company's claims against those certain sellers, or as to their claims asserted in Canada against the Company, until such time as it is determined that the condition for completion of the settlement has been satisfied, which event will likely occur during 1999.

         The consolidated results of operations for the year ended December 31, 1996 reflect the operations of the acquisition beginning February 1, 1996. Effective January 1, 1997, Hunter Energy and Technologies, Inc. and 1061099 Ontario Inc. were amalgamated to form Hunter Technology Inc.

         The following unaudited pro forma summary presents the consolidated results of continuing operations of the Company as if the business combination had occurred on January 1, 1996:

                                                                       1996
                                                                   ------------
    Net sales from continuing operations                           $ 90,842,000
    Income from continuing operations                              $  2,677,000
    Income from continuing operations per share - diluted          $        .40


11.      DISCONTINUED OPERATIONS

         On February 24, 1997, the Company announced that it had elected to discontinue its operations in the metal office furniture segment. The segment's operations have been treated as a discontinued operation for accounting purposes for all years presented. The Company established a reserve at December 31, 1996 of $1,430,000, net of taxes of $861,000, for estimated operating losses through the date of discontinuance (April, 1997), write-downs of inventory ($100,000) and property, plant and equipment ($510,000) to estimated net realizable value, and estimated costs to discontinue these operations ($245,000). During 1997, the Company exceeded the original estimated reserve by $756,000, net of taxes of $457,000, which is reflected as a loss on disposal of discontinued operations in the 1997 Consolidated Statement of Operations. The estimated reserve was exceeded primarily as a result of greater than anticipated credits for damaged and defective merchandise, lower than anticipated margins on sales (due to discounted sales prices and higher than expected freight costs), group insurance costs and write-downs of inventory. At December 31, 1997, the Company maintained a reserve of $299,000 for charges to be incurred during 1998. The reserve remaining at December 31, 1998 was $0. The Company does not expect any future expense.

12.      RESTRUCTURE CHARGE

         As part of the continuing effort to reduce operating costs and improve manufacturing efficiencies, the Company made the decision to close its Washington Park, Illinois facility. The Company initiated the closing and the transfer of the gas grill, gas log and freestanding vent-free stove production into the Athens, Alabama and Huntsville, Alabama locations during the second quarter of 1998. The Company recorded a non-recurring charge of $615,000, before tax, in connection with the closing. The non-recurring charge includes plant closing costs of $590,000 (primarily payroll, severance and payroll taxes of $234,000 and group insurance of $255,000) and a property, plant and equipment valuation charge of $25,000. The estimated reserve remaining as of December 31, 1998 totaled $251,000.

13.      INDUSTRY SEGMENT INFORMATION

         Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, certain information is disclosed for the two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company's significant sales segments. The home heating segment products include vented and vent-free gas heaters and furnaces, wood- and coal-burning free standing heaters and fireplace inserts, pre-engineered gas- and wood-burning fireplaces and gas logs. The leisure and other segment products include premium gas barbecue grills and utility trailer kits. The accounting policies for each segment are the same as those used by the Company as described in Note 2 -- Summary of Significant Accounting Policies. The Company evaluates performance based on net sales, gross profit and segment contribution, defined as gross profit less selling expenses. As such, the Company does not allocate general and administrative expense, non-cash ESOP compensation expense, restructure charge, interest expense, interest and other income or income taxes to the reportable operating segments. The segment results include certain overhead allocations, primarily related to fixed manufacturing and selling expenses. The results for the two reportable segments of the Company are included in the following table.

                                                        Year Ended December 31,
                                               1998              1997            1996
                                         --------------     -------------    ------------
CONTINUING OPERATIONS:
Net sales:
   Home heating products                 $   65,386,000     $  69,371,000    $ 76,413,000
   Leisure and other products                18,639,000        17,980,000      13,781,000
                                         ------------------------------------------------
                                         $   84,025,000     $  87,351,000    $ 90,194,000
                                         ================================================
Gross profit:
   Home heating products                 $    7,964,000     $  16,135,000    $ 22,284,000
   Leisure and other products                 3,695,000         3,695,000       2,576,000
                                         ------------------------------------------------
                                         $   11,659,000     $  19,830,000    $ 24,860,000
                                         ================================================
Segment contribution(1):
   Home heating products                 $    1,463,000     $   8,662,000    $ 14,804,000
   Leisure and other products                 1,149,000         1,254,000       1,001,000
                                         ------------------------------------------------
                                         $    2,612,000     $   9,916,000    $ 15,805,000
                                         ================================================
Identifiable net assets(2):
   Home heating products                 $   31,363,000     $  34,657,000    $ 31,097,000
   Leisure and other products                 7,995,000         7,180,000       4,724,000
   Other(3)                                   1,681,000         3,470,000      11,088,000
                                         ------------------------------------------------
                                         $   41,039,000     $  45,307,000    $ 46,909,000
                                         ================================================
Depreciation and amortization:
   Home heating products                 $    1,190,000     $   1,234,000    $  1,016,000
   Leisure and other products                   259,000           212,000         113,000
   Other(3)                                     347,000           451,000         494,000
                                         ------------------------------------------------
                                         $    1,796,000     $   1,897,000    $  1,623,000
                                         ================================================
Capital expenditures:
   Home heating products                 $    1,033,000     $   1,507,000    $  1,726,000
   Leisure and other products                   117,000           268,000         148,000
   Other(3)                                     490,000           278,000         924,000
                                         ------------------------------------------------
                                         $    1,640,000     $   2,053,000    $  2,798,000
                                         ================================================

Discontinued Operations:(5)
Net sales                                 $            0     $   5,498,000    $ 16,516,000
Gross profit                              $            0     $  (1,822,000)   $  1,851,000
Segment contribution (loss)(1)            $            0     $  (2,371,000)   $     99,000
Identifiable net assets                   $            0     $   1,969,000(4) $  9,346,000


---------------

(1) Segment contribution (loss) consists of gross profit less selling expenses.
(2) Represents Property, Plant and Equipment, Accounts Receivable and Inventory (each net of respective reserves).
(3) Represents amounts attributable to the Company's corporate administration and discontinued operations.
(4) Represents Property, Plant and Equipment-$978,000, Accounts Receivable -$739,000, and Inventory-$252,000 (each net of respective reserves).
(5)  See Note 11.

The Company also reports revenues from customers and holds assets in different geographic areas as illustrated in the following table.

                                                                     YEAR ENDED DECEMBER 31,
                                                             1998                1997               1996
                                                       ----------------    ---------------    ---------------
NET SALES FROM CONTINUING OPERATIONS (1):
   United States                                       $     79,072,000    $    82,839,000    $    83,888,000
   Canada                                                     7,212,000          6,514,000          8,502,000
   Elimination of intersegment net sales                     (2,259,000)        (2,002,000)        (2,196,000)
                                                       ----------------    ---------------    ---------------
                                                       $     84,025,000    $    87,351,000    $    90,194,000
                                                       ================    ===============    ===============

LONG-LIVED ASSETS:
   United States                                       $      7,322,000    $     7,200,000    $     7,743,000
   Canada                                                     4,428,000          5,064,000          5,083,000
                                                       ----------------    ---------------    ---------------
                                                       $     11,750,000    $    12,264,000    $    12,826,000
                                                       ================    ===============    ===============

---------------
(1) Net sales are attributed to countries based primarily on the location of the external customers.

                                                                       EXHIBIT S
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To Martin Industries, Inc.:


         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of MARTIN INDUSTRIES, INC. included in this Form 10-K and have issued our report thereon dated February 12, 1999 (except with respect, to the matter discussed in Note 6, as to which the date is February 22, 1999). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                            ARTHUR ANDERSEN LLP




Birmingham, Alabama
February 12, 1999

                                                                    SCHEDULE II



                             MARTIN INDUSTRIES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998


                                                                     Charged/
                                                Balance at          (Credited)        (Deductions)/
                                                 Beginning           to Costs          Recoveries         Balance at
                                                  of Year          and Expenses            Net            End of Year
                                                  -------          ------------        ----------         -----------
FOR THE YEAR ENDED DECEMBER 31, 1996:
Allowance for doubtful accounts                 $    594,000      $    (117,000)      $   (58,000)       $    419,000

FOR THE YEAR ENDED DECEMBER 31, 1997:
Allowance for doubtful accounts                 $    419,000      $      200,000      $   (187,000)      $    432,000

FOR THE YEAR ENDED DECEMBER 31, 1998:
Allowance for doubtful accounts                 $    432,000      $      195,000    $          -0-       $    627,000


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MARTIN INDUSTRIES, INC.

                                By:       /s/ ROBERT L. GOUCHER
                                   ------------------------------------------
                                              Robert L. Goucher
                                     President and Chief Executive Officer

Date:  March 30, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

               Signature                                            Title                             Date
               ---------                                            -----                             ----
           /s/ ROBERT L. GOUCHER                         President, Chief Executive              March 30, 1999
--------------------------------------------                Officer and Director
              Robert L. Goucher                        (Principal Executive Officer)


          /s/ RODERICK V. SCHLOSSER              Vice President and Chief Financial Officer      March 30, 1999
--------------------------------------------     and Secretary (Principal Financial Officer
            Roderick V. Schlosser                     and Principal Accounting Officer)



         /s/ WILLIAM H. MARTIN, III*                             Director
--------------------------------------------
           William H. Martin, III


            /s/ WILLIAM D. BIGGS*                                Director
--------------------------------------------
              William D. Biggs


           /s/ JIM D. CAUDLE, SR.*                               Director
--------------------------------------------
             Jim D. Caudle, Sr.


           /s/ HERBERT J. DICKSON*                               Director
--------------------------------------------
             Herbert J. Dickson


             /s/ BILL G. HUGHEY*                                 Director
--------------------------------------------
               Bill G. Hughey


                                                                 Director
--------------------------------------------
              Charles R. Martin


          /s/ LOUIS J. MARTIN, II*                               Director
--------------------------------------------
             Louis J. Martin, II


            /s/ JAMES J. TANOUS*                                 Director
--------------------------------------------
               James J. Tanous


        *By /s/ RODERICK V. SCHLOSSER                                                           March 30, 1999
--------------------------------------------
            Roderick V. Schlosser
              Attorney-In-Fact

                                INDEX TO EXHIBITS

                                                                                                          Sequential
Exhibit                                                                                                      Page
Number                                      Description of Exhibits                                         Number
------                                      -----------------------                                         ------
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

*  3(c)      Amendments to the By-laws of Martin Industries, Inc. which were filed as Exhibit
             99.1 to the Company's Form 8-K on February 24, 1999 (Commission File No.
             0-26228).

*  4(a)      Article 4 of the Restated Certificate of Incorporation of Martin Industries, Inc.
             (included in Exhibit 3(a)).

*  4(b)      Rights Agreement, dated as of February 23, 1999, between Martin Industries, Inc.
             and SunTrust Bank, Atlanta, Rights Agent, which was filed as Exhibit 1 to the
             Company's Registration Statement on Form 8-A (Commission File No. 0-26228).

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

*   10(p)      Second Amendment to Loan Agreements and Other Loan Documents dated as of
               March 28, 1996, by and between Martin Industries, Inc. and AmSouth Bank of
               Alabama which was filed as Exhibit 10(y) to the Company's Annual Report on Form
               10-K as filed with the Commission on March 30, 1996 (Commission File No. 0-
               26228).

*   10(q)      Term Note by Martin Industries, Inc. in favor of AmSouth Bank of Alabama dated
               March 28, 1996, in the principal amount of $5,000,000 which was filed as Exhibit
               10(z) to the Company's Annual Report on Form 10-K as filed with the Commission on March 30, 1996 (Commission File No. 0-26228).

*   10(r)      Martin Industries, Inc. 1996 Non-Employee Directors' Stock Option and Deferred
               Compensation Plan which was filed as Exhibit 10(x) to the Company's Annual


               Report on Form 10-K as filed with the Commission on March 31, 1997 (Commission
               File No. 0-26228).

* 10(s)        Amendment No. 6 to Martin Industries, Inc. 1988 Nonqualified Stock Option Plan
               which was filed as Exhibit 10(y) to the Company's Annual Report on Form 10-K
               as filed with the Commission on March 31, 1997 (Commission File No. 0-26228).

* 10(t)        Martin Industries, Inc. Amended and Restated 1994 Nonqualified Stock Option Plan
               which was filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q
               for the 26-week period ended June 27, 1998 (Commission File No. 0-26228).

* 10(u)        Amendment No. 8 to Martin Industries, Inc. Employee Stock Ownership Plan which was filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for
               the 39-week period ended September 27, 1997 (Commission File No. 0-26228).

* 10(v)        Third Amendment to Loan Agreement and Other Loan Documents dated as of
               August 28, 1997 by and between Martin Industries, Inc. and AmSouth Bank filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the 39-week period ended September 27, 1997 (Commission File No. 0-26228).

* 10(w)        Modified, Amended and Restated Line of Credit Note dated as of August 28, 1997 by and between Martin Industries, Inc. and AmSouth Bank filed as Exhibit 10(c)
               to the Company's Quarterly Report on Form 10-Q for the 39-week period ended
               September 27, 1997 (Commission File No. 02-26228).

* 10(x)        Amendment No. 9 to Martin Industries, Inc. Employee Stock Ownership Plan which was filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for
               the 26-week period ended June 27, 1998 (Commission File No. 0-26228).

  10(y)        Amendment No. 10 to Martin Industries, Inc. Employee Stock Ownership Plan.

  10(z)        Salary Continuation Letter Agreement dated July 15, 1998 between Martin
               Industries, Inc. and Martin D. Husted.

  10(aa)       Salary Continuation Letter Agreement dated October 23, 1998 between Martin
               Industries, Inc. and Louis J. Martin, II.

  10(bb)       Salary Continuation Letter Agreement dated October 23, 1998 between Martin
               Industries, Inc. and J. Reid Roney.

  10(cc)       Salary Continuation Letter Agreement dated October 23, 1998 between Martin
               Industries, Inc. and Roderick V. Schlosser.

  10(dd)       Salary Continuation Letter Agreement dated November 2, 1998 between Martin
               Industries, Inc. and Robert L. Goucher.

  10(ee)       Salary Continuation Letter Agreement dated January 25, 1999 between Martin
               Industries, Inc. and Troy K. Hoskins.

  10(ff)       Salary Continuation Letter Agreement dated January 11, 1999 between Martin
               Industries, Inc. and William F. Roberts.

  10(gg)       Employment Agreement with Robert L. Goucher dated as of November 2, 1998.

  21           Subsidiaries of the Company.

  23           Consent of Arthur Andersen LLP.

  24           Powers of Attorney.

  27           Financial Data Schedule (Electronic Submission only).


---------------
*  Incorporated by reference.