Form 10-Q
period 1999-04-03
MARTIN INDUSTRIES INC /DE/
filed 1999-05-18
CIK 942143

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                      QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   FOR 13-WEEK PERIOD ENDED APRIL 3, 1999       COMMISSION FILE NO. 0-26228

                             MARTIN INDUSTRIES, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                            63-0133054
       (State or Other Jurisdiction of             (I.R.S.  Employer
        Incorporation or Organization)               Identification No.)


          301 EAST TENNESSEE STREET
              FLORENCE, ALABAMA                           35630
  (Address of Principal Executive Offices)              (Zip Code)


                                 (256) 767-0330
              (Registrant's Telephone number, including area code)


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

                     8,487,823 shares of Common Stock, $.01
                         par value, as of May 17, 1999

                             MARTIN INDUSTRIES, INC.
                                      INDEX



                                                                                PAGE
                                                                                ----


PART I.  FINANCIAL INFORMATION

         Item 1.      Financial Statements:

                      Unaudited Condensed Consolidated Balance Sheets as of
                      April 3, 1999 and December 31, 1998                         2

                      Unaudited Condensed Consolidated Statements of
                      Operations and Comprehensive Income for the 13-Week
                      Periods Ended April 3, 1999 and March 28, 1998              4

                      Unaudited Condensed Consolidated Statements of Cash
                      Flows for the 13-Week Periods Ended April 3, 1999 and
                      March 28, 1998                                              5

                      Notes to Condensed Consolidated Financial Statements        6

         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                        11

         Item 3.      Quantitative and Qualitative Disclosure About
                      Market Risk                                                18


PART II. OTHER INFORMATION

         Item 2.      Changes in Securities and Use of Proceeds                  19


         Item 6.      Exhibits and Reports on Form 8-K                           19

PART I.    FINANCIAL INFORMATION

Item 1.       Financial Statements

                             MARTIN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS

                                                    April 3,      December 31,
                                                      1999             1998
                                                  -----------      -----------
Current assets:
   Cash and short-term investments                $ 5,919,000      $ 9,818,000
   Accounts and notes receivable, less
      allowance for doubtful accounts of
      $662,000 and $627,000, respectively          17,256,000       10,712,000
   Inventories                                     17,775,000       20,323,000
   Refundable income taxes                          1,591,000        1,712,000
   Deferred tax benefits                            3,827,000        3,924,000
   Prepaid expenses and other assets                1,181,000        1,277,000
                                                  -----------      -----------
         Total current assets                      47,549,000       47,766,000
                                                  -----------      -----------
   Property, plant and equipment, net              11,081,000       10,004,000
   Deferred tax benefits                              584,000          622,000
   Intangibles, net of accumulated amortization     1,801,000        1,773,000
   Other noncurrent assets                          2,979,000        2,214,000
                                                  -----------      -----------
                                                   16,445,000       14,613,000
                                                  -----------      -----------
         Total assets                             $63,994,000      $62,379,000
                                                  ===========      ===========

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                             MARTIN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   April 3,        December 31,
                                                                     1999              1998
                                                                ------------       ------------
LIABILITIES
   Current liabilities:
      Notes payable                                             $    162,000       $    159,000
      Current portion of long-term debt                            1,733,000          1,741,000
      Accounts payable                                             4,674,000          3,139,000
      Accrued liabilities:
         Payroll and employee benefits                             2,698,000          2,348,000
         Product liability                                         1,054,000            961,000
         Warranty                                                  1,058,000          1,126,000
         Workers' compensation                                       731,000            709,000
         Other                                                     1,072,000            985,000
                                                                ------------       ------------
            Total current liabilities                             13,182,000         11,168,000
                                                                ------------       ------------
   Long-term debt                                                  6,012,000          6,864,000
   Deferred compensation                                           2,253,000          2,304,000
                                                                ------------       ------------
                                                                   8,265,000          9,168,000
                                                                ------------       ------------
                  Total liabilities                               21,447,000         20,336,000
                                                                ------------       ------------
STOCKHOLDERS' EQUITY
   Preferred stock $.01 par value, 1,000,000
      shares authorized; no shares issued
      and outstanding                                                      0                  0
   Common stock, $.01 par value, 20,000,000 shares
      authorized; 9,752,993 shares issued at April 3,
      1999 and 9,752,053 at December 31, 1998                         98,000             98,000
   Paid-in capital                                                27,314,000         27,397,000
   Retained earnings                                              24,243,000         24,229,000
   Foreign currency translation adjustment                          (820,000)          (996,000)
                                                                ------------       ------------
                                                                  50,835,000         50,728,000
   Less:
      Treasury stock at cost (1,265,170 shares at April 3,
         1999 and 1,325,170 at December 31, 1998)                  3,909,000          4,008,000
      Unearned compensation - ESOP                                 4,379,000          4,677,000
                                                                ------------       ------------
            Total stockholders' equity                            42,547,000         42,043,000
                                                                ------------       ------------
            Total liabilities and stockholders' equity          $ 63,994,000       $ 62,379,000
                                                                ============       ============


The accompanying notes are an integral part of these condensed consolidated balance sheets.

                             MARTIN INDUSTRIES, INC.
                        CONDENSED CONSOLIDATED STATEMENTS
                     OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                13-WEEK
                                                              PERIOD ENDED
                                                    --------------------------------
                                                       APRIL 3,          MARCH 28,
                                                         1999               1998
                                                    ------------       -------------
NET SALES                                            $ 23,033,000       $ 18,908,000

Cost of sales                                          19,247,000         15,231,000
                                                     ------------       ------------
GROSS PROFIT                                            3,786,000          3,677,000
                                                     ------------       ------------
Operating expenses:
   Selling                                              2,560,000          2,514,000
   General and administrative                           1,853,000          1,487,000
   Non-cash ESOP compensation expense                     180,000            402,000
                                                     ------------       ------------
                                                        4,593,000          4,403,000
                                                     ------------       ------------
OPERATING LOSS                                           (807,000)          (726,000)

Interest expense                                          198,000            240,000

Interest and other income                              (1,279,000)          (217,000)
                                                     ------------       ------------
INCOME (LOSS) BEFORE INCOME TAXES                         274,000           (749,000)

Provision (credit) for income taxes                       110,000           (281,000)
                                                     ------------       ------------
NET INCOME (LOSS)                                    $    164,000       $   (468,000)
                                                     ============       ============
Other comprehensive income, net of tax:
   Foreign currency translation adjustment                176,000             74,000
                                                     ------------       ------------
Comprehensive income (loss)                          $    340,000       $   (394,000)
                                                     ============       ============
BASIC PER SHARE DATA:
   Net income (loss)                                 $       0.02       $      (0.07)
                                                     ============       ============
   Weighted average number of common and common
      equivalent shares outstanding                     7,160,459          6,991,295
                                                     ============       ============
DILUTED PER SHARE DATA:
   Net income (loss)                                 $       0.02       $      (0.07)
                                                     ============       ============
   Weighted average number of common and common
      equivalent shares outstanding                     7,197,392          6,991,295
                                                     ============       ============
DIVIDENDS DECLARED PER SHARE                         $      0.021       $      0.040
                                                     ============       ============


The accompanying notes are an integral part of these condensed consolidated statements.

                            MARTIN INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           13-WEEK
                                                                         PERIOD ENDED
                                                                ------------------------------
                                                                 APRIL 3,          MARCH 28,
                                                                   1999               1998
                                                                -----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                            $   164,000       $   (468,000)
   Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
      Depreciation and amortization                                 370,000            397,000
      Gain on sale of assets                                        (66,000)                 0
      Gain on sale of division                                   (1,165,000)                 0
      Provision for doubtful accounts and notes receivable           35,000              8,000
      Non-cash ESOP compensation expense                            180,000            402,000
      Other changes in operating assets and liabilities          (1,697,000)        (5,201,000)
                                                                -----------       ------------
            Net cash used in operating activities                (2,179,000)        (4,862,000)
                                                                -----------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                          (1,470,000)          (175,000)
   Proceeds from sale of assets                                     177,000                  0
   Proceeds from sale of division                                   500,000                  0
                                                                -----------       ------------
      Net cash used in investing activities                        (793,000)          (175,000)
                                                                -----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term borrowings (repayments)                            (2,000)         3,989,000
   Net repayments of long-term debt                                (858,000)          (857,000)
   Exercise of stock options                                         48,000             80,000
   Cash dividends paid                                             (113,000)          (214,000)
                                                                -----------       ------------
      Net cash provided by (used in) financing activities          (925,000)         2,998,000
                                                                -----------       ------------
NET DECREASE IN CASH AND SHORT-TERM
   INVESTMENTS                                                   (3,897,000)        (2,039,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (2,000)            (3,000)

CASH AND SHORT-TERM INVESTMENTS AT THE
   BEGINNING OF THE PERIOD                                        9,818,000         15,157,000
                                                                -----------       ------------
CASH AND SHORT-TERM INVESTMENTS AT THE
   END OF THE PERIOD                                            $ 5,919,000       $ 13,115,000
                                                                ===========       ============
Cash paid during the period for:
   Interest, net                                                $   175,000       $    208,000

   Income taxes, net                                            $         0       $          0

The accompanying notes are an integral part of these condensed consolidated statements.

                             MARTIN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.  BASIS OF PRESENTATION

Unaudited Interim Condensed Consolidated Financial Statements

         The accompanying unaudited interim condensed consolidated financial statements of Martin Industries, Inc. and subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. The financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998 included on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 1999.

         In the opinion of management, the unaudited interim condensed consolidated financial statements included herein reflect all adjustments necessary to present fairly the information set forth therein. The Company's business is seasonal and cyclical with the potential for significant fluctuations in quarterly earnings; therefore, the consolidated results of operations for the periods presented are not necessarily indicative of results for the full year.

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

New Accounting Standards and Statements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. This statement is not expected to have a material effect on the Company's financial statements.

         In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP requires capitalization of certain costs of internal-use software. The Company adopted this statement on January 1, 1999 with no significant impact on the consolidated financial statements.
                                       6

         The AICPA has issued SOP 98-5, Reporting on the Costs of Start-up Activities. This statement provides guidance on the financial reporting of start-up costs and organization costs, and requires these costs to be expensed as incurred. The new rules were adopted on January 1, 1999 with no significant impact on the consolidated financial statements.

Prior Year Reclassification

         Certain prior year amounts have been reclassified to conform with the current year's presentation.

2.  INVENTORIES

         The Company's inventories are primarily valued at last-in, first-out ("LIFO") cost, which is not in excess of market. Inventory costs include material, labor and overhead. The Company evaluates raw materials, purchase parts, work-in-process and finished goods to ensure that inventory is valued at the estimated net realizable value. Inherent in the estimates of net realizable value are management's estimates related to the Company's future customer demand, product mix and salvage value. At December 31, 1998, the Company recorded a reserve for excess and obsolete inventory of $1,716,000. At April 3, 1999, the reserve for excess and obsolete inventory was $1,300,000. An analysis of inventories at April 3, 1999 and December 31, 1998 follows:


                                                                                      April 3,      December 31,
                                                                                        1999            1998
                                                                                    -----------     ------------
                                                                                             (Unaudited)
      Inventories valued at first-in, first-out ("FIFO") cost:
         Raw materials and purchased parts                                          $10,906,000      $10,644,000
         Work-in-process                                                              4,299,000        4,797,000
                                                                                    -----------      -----------
         Finished goods                                                               8,020,000       10,347,000
                                                                                     23,225,000       25,788,000
         Less excess of FIFO over LIFO cost                                           5,450,000        5,465,000
                                                                                    -----------      -----------
                                                                                    $17,775,000      $20,323,000
                                                                                    ===========      ===========


3.  EARNINGS PER SHARE

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

         A reconciliation of shares as the denominator of the basic EPS computation to the diluted EPS computation is as follows:


                                                   13-Week Period Ended
                                                  ------------------------
                                                   April 3,      March 28,
                                                     1999           1998
                                                  ---------      ---------
            Weighted average shares-basic,
               excluding ESOP and stock
               option effects                     5,374,701      5,328,027

            Weighted average effect of ESOP
               shares committed to be
               released                           1,785,758      1,663,268
                                                  ---------      ---------

            Weighted average shares-basic         7,160,459      6,991,295

            Dilutive effect of stock options         36,933              0
                                                  ---------      ---------
            Weighted average number of
               common and common
               equivalent shares
               outstanding-diluted                7,197,392      6,991,295
                                                  =========      =========


         Options outstanding of 517,540 and 751,103 for the 13-week periods ended April 3, 1999 and March 28, 1998, respectively, were not included in the table above as they were anti-dilutive.


4.  COMMITMENTS AND CONTINGENCIES

Product Contingency

         The Company has experienced production and design problems with certain products manufactured by Hunter Technology Inc. ("Hunter"), a wholly-owned subsidiary of 1166081 Ontario Inc. These product problems, in some cases, caused the production to be suspended and, therefore, shipments were also suspended. Corrections have been implemented and all but one of the affected products are back in production. The Company has completed its evaluation of the potential exposure to deal with problems related to products shipped prior to these corrections, and it currently believes that the ultimate liability will not have a material adverse effect on the Company.

Legal

         On February 1, 1996, 1166081 Ontario Inc. acquired all of the capital stock of Hunter for a purchase price of approximately $1,943,000 that included $850,000 in cash, $729,000 in promissory notes payable and $364,000 paid into escrow. The escrow fund was established at the closing to make funds available to meet the sellers' indemnification obligations to the Company. During the first quarter of 1997, the Company notified certain of the sellers that it was withholding payment on the promissory notes held by them pending resolution of certain issues with the holders of the notes arising out of the purchase transaction. The Company also claimed the entire amount in escrow and instituted litigation to recover these amounts and additional amounts from certain sellers in the purchase transaction, and certain of the sellers sued to enforce collection of their notes.

         During 1998, the Company effected a settlement with all but two of the former shareholders, and a contingent settlement with these two. Pursuant to the settlement, the Company has received approximately $315,000 (including interest) of funds held in escrow, an additional payment of $32,000, and cancellation of promissory notes and accrued interest totaling approximately $364,000. The contingent settlement will result (if the contingency is satisfied and that portion of the settlement effectuated) in receipt by the Company of an additional $97,000, and cancellation of notes and accrued interest totaling approximately $205,000. No further action is contemplated as to the Company's claims against these two former shareholders, or as to their claims asserted in Canada against the Company, until such time as it is determined that the condition for completion of the settlement has been satisfied, which event will likely occur during 1999.

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


5.  RESTRUCTURE CHARGE

         As part of the continuing effort to reduce operating costs and improve manufacturing efficiencies, the Company made the decision to close its Washington Park, Illinois facility. The Company initiated the closing and the transfer of the gas grill, gas log and freestanding vent-free stove production into the Athens, Alabama and Huntsville, Alabama locations during the second quarter of 1998. The Company recorded a non-recurring charge of $615,000, before tax, in connection with the closing. The non-recurring charge includes plant closing costs of $590,000 (primarily payroll, severance and payroll taxes of $234,000 and group insurance of $255,000) and a property, plant and equipment valuation charge of $25,000. The estimated reserve remaining as of April 3, 1999 and December 31, 1998 totaled $174,000 and $251,000, respectively.


6.  SALE OF CERTAIN ASSETS

         On March 31, 1999, the Company completed the sale of all of the assets of its Ashley solid fuel division to United States Stove Company. The Company recorded a gain on the sale of the Ashley division of $1,165,000 which is included in interest and other income in the Condensed Consolidated Statements of Operations and Comprehensive Income.

7. INDUSTRY SEGMENT INFORMATION

         Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, certain information is disclosed for the two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company's significant sales segments. The home heating segment products include vented and vent-free gas heaters and furnaces, wood- and coal-burning free standing heaters and fireplace inserts, pre-engineered gas- and wood-burning fireplaces and gas logs. The leisure and other segment products include premium gas barbecue grills and utility trailer kits. The accounting policies for each segment are the same as those used by the Company. The Company evaluates performance based on net sales, gross profit and segment contribution, defined as gross profit less selling expenses. As such, the Company does not allocate general and administrative expense, non-cash ESOP compensation expense, interest expense, interest and other income or income taxes to the reportable operating segments. The segment results include certain overhead allocations, primarily related to fixed manufacturing and selling expenses. The results and identifiable net assets for the two reportable segments of the Company are included in the following table.




                                              Segment Information
                                            -----------------------
                                             13-Week Period Ended
                                            -----------------------
                                            April 3,       March 28,
                                              1999           1998
                                            --------       --------
                                                 (In Thousands)
Net sales:
   Home heating products                    $ 12,076       $ 10,738
   Leisure and other products                 10,957          8,170
                                            --------       --------
                                            $ 23,033       $ 18,908
                                            ========       ========
Gross profit:
   Home heating products                    $  1,548       $  1,678
   Leisure and other products                  2,238          1,999
                                            --------       --------
                                            $  3,786       $  3,677
                                            ========       ========
Segment contribution (loss): (1)
   Home heating products                    $    (54)      $     45
   Leisure and other products                  1,280          1,118
                                            --------       --------
                                            $  1,226       $  1,163
                                            ========       ========

                                             April 3,       Dec. 31
                                               1999           1998
                                            --------       --------
Identifiable net assets:      (2)
   Home heating products                    $ 24,953       $ 31,363
   Leisure and other products                 17,915          7,995
   Other                      (3)              3,244          1,681
                                            --------       --------
                                            $ 46,112       $ 41,039
                                            ========       ========

(1) Segment contribution (loss) consists of gross profit less selling expenses.
(2) Represents property, plant and equipment, accounts receivable and inventory (each net of respective reserves).
(3)   Represents amounts attributable to the Company's corporate administration.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited interim condensed consolidated financial statements of the Company and notes thereto appearing elsewhere in this Form 10-Q. All references to the first quarter of 1999 and the first quarter of 1998 are referring to the 13-week periods ended April 3, 1999 and March 28, 1998, respectively.


OVERVIEW

         The Company manufactures products in two industry segments: home heating products and leisure and other products such as do-it-yourself utility trailer kits and premium gas barbecue grills. Each of the industry segments in which the Company operates is cyclical in nature, with sales being affected by general economic cycles, consumer confidence levels, inflation, employment and income levels and the availability of credit generally. The Company's fireplace business is also influenced by factors affecting the housing industry, such as housing demand, the availability of financing and the level and stability of interest rates. The Company's NuWay utility trailer kits and Broilmaster premium gas barbecue grills historically have been contraseasonal to the Company's home heating products, with higher sales during warm weather months.

         On March 31, 1999, the Company completed the sale of all of the assets of its Ashley solid fuel division to United States Stove Company. The Company recorded a gain on the sale of the Ashley division of $1,165,000.

         As part of the continuing effort to reduce operating costs and improve manufacturing efficiencies, the Company made the decision to close its Washington Park, Illinois facility. The Company initiated the closing and the transfer of the gas grill, gas log and freestanding vent-free stove production into the Athens, Alabama and Huntsville, Alabama locations during the second quarter of 1998. The Company recorded a non-recurring charge of $615,000, before tax, in connection with the closing. The non-recurring charge includes plant closing costs of $590,000 (primarily payroll, severance and payroll taxes of $234,000 and group insurance of $255,000) and a property, plant and equipment valuation charge of $25,000. The estimated reserve remaining as of April 3, 1999 and December 31, 1998 totaled $174,000 and $251,000, respectively. See Note 5 to Notes to Condensed Consolidated Financial Statements.

         On February 1, 1996, the Company's Canadian subsidiary, 1166081 Ontario Inc., acquired all of the capital stock of Hunter Technology Inc., ("Hunter"). The aggregate purchase price of approximately $1,943,000 included $850,000 in cash, $729,000 in promissory notes payable and $364,000 paid into escrow. The purpose of the escrow was to make funds available to meet the sellers' indemnification obligations to the Company. The promissory notes, bearing interest at a rate of 9% per annum, matured during the first quarter of 1997. The Company withheld payment on certain of the promissory notes pending resolution of certain issues with the holders of the notes arising out of the purchase transaction. The Company claimed the entire amount in escrow and instituted litigation to recover these amounts and additional amounts from certain sellers in the purchase transaction, and certain of the sellers sued to enforce collection of their notes.

         During 1998, the Company effected a settlement with all but two of the sellers, and a contingent settlement with these two. Pursuant to the settlement, the Company has received approximately $315,000 (including interest) of funds, held in escrow, an additional payment of $32,000, and cancellation of notes and accrued interest totaling approximately $364,000. Consequently, in 1998, the Company recorded a gain on the settlement of litigation of $422,000. The contingent settlement will result (if the contingency is satisfied and that portion of the settlement effectuated) in receipt by the Company of an additional $97,000, and cancellation of notes and accrued interest totaling approximately $205,000. No further action is contemplated as to the Company's claims against those certain sellers, or as to their claims asserted in Canada against the Company, until such time as it is determined that the condition for completion of the settlement has been satisfied, which event will likely occur during 1999.

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

         Notwithstanding the early booking programs, sales are recognized by the Company when the product is shipped. A majority of sales of gas and solid fuel heaters under the Company's early booking programs historically have occurred in the second and third quarters, with products being shipped throughout this period. Orders under the Company's early booking programs have historically represented up to 60% of customers' projected annual requirements and, because of program terms, the shipping period often extends over several months. Customer orders for products other than orders placed under the early booking programs are accepted and filled by the Company as received and shipped at the customer's request. As used in the following discussion and elsewhere in this Form 10Q, the term "gross sales" reflects total customer invoices billed by the Company for the applicable period, net of any customer sales credits issued. The term "net sales" as used herein and elsewhere in this Form 10Q, reflects gross sales less deductions for cash discounts, freight and special program credits allowed by the Company.


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

         The Company is in the process of developing a contingency plan for Year 2000 issues, which is scheduled to be completed during the third quarter of 1999.

         The Company, in the normal course of its business, has evaluated the need for a system-wide replacement of its Programs and Systems without regard to the Year 2000 compliance issue. As a result of the evaluation and as part of the Company's long-term strategic plan, the Company made the decision to purchase fully integrated Enterprise Resource Planning ("ERP") Programs and Systems that will replace its current Program and Systems. Such ERP Programs and Systems are Year 2000 compliant. The Company has incurred approximately $792,000 through April 3, 1999 and expects to incur an additional $2.2 million during 1999 and 2000 to complete the installation of the new Programs and Systems.

         Many of the statements in this section constitute forward-looking statements and are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or contemplated by these statements. See "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995" appearing on page 20 of this report.


RESULTS OF OPERATIONS

         The following tables set forth, for the periods indicated, information derived from the Company's financial statements expressed as a percentage of net sales.


                                                  13-Week Period Ended
                                                  ----------------------
                                                  April 3,     March 28,
                                                    1999         1998
                                                  --------     ---------
        Net sales                                  100.0%       100.0%
        Cost of sales                               83.6         80.6
                                                   -----        -----
        Gross profit                                16.4         19.4

        Operating expenses:
           Selling                                  11.1         13.3
           General and administrative                8.0          7.9
           Non-cash ESOP compensation expense        0.8          2.1
                                                   -----        -----
                                                    19.9         23.3
                                                   -----        -----
        Operating loss                              (3.5)        (3.9)
        Interest expense                             0.9          1.2
        Interest and other income                   (5.6)        (1.1)
                                                   -----        -----
        Income (loss) before income taxes            1.2         (4.0)
        Provision (credit) for income taxes          0.5         (1.5)
                                                   -----        -----
        Net income (loss)                            0.7%        (2.5)%
                                                   =====        =====

13-WEEK PERIOD ENDED APRIL 3, 1999 COMPARED TO 13-WEEK PERIOD ENDED MARCH 28,
1998

Net Sales

         Net sales in the 13-week period ended April 3, 1999 increased to $23.0 million from $18.9 million in the 13-week period ended March 28, 1998, an increase of $4.1 million, or 21.8%.

Home Heating Products. Net sales of home heating products increased to $12.1 million in the first quarter of 1999 from $10.7 million in the first quarter of 1998, an increase of $1.3 million, or 12.5%. The increase in net sales of home heating products was primarily the result of an increase in Martin Fireplace net sales of $1.5 million, or 23.4%, to $7.9 million. Martin Fireplace shipments benefited from a strong housing market, expanded distribution and aggressive sales programs.

Leisure and Other Products. Net sales of leisure and other products increased $2.8 million, or 34.1%, in the first quarter of 1999 to $11.0, million as compared to $8.2 million in the first quarter of 1998. Net sales of barbecue gas grills increased $1.9 million, or 27.3%, in the first quarter of 1999, as compared to the first quarter of 1998, primarily as a result of new model introductions, strong brand recognition and continued growth in the premium gas grill market. Sales of NuWay utility trailers increased $639,000, or 52.6%, to $1.9 million in the first quarter of 1999. Utility trailer sales benefited from the addition of a significant retail customer.

Gross Profit

         Gross profit in the first quarter of 1999 was $3.8 million as compared to $3.7 million in the first quarter of 1998, an increase of $109,000, or 3.0%. Gross margin, defined as gross profit as a percentage of net sales, decreased to 16.4% in the first quarter of 1999 from 19.4% in the first quarter of 1998.

Home Heating Products. Gross profit on net sales of home heating products in the first quarter of 1999 was $1.5 million as compared to $1.7 million in the first quarter of 1998, a decrease of $130,000, or 7.7%. The decrease in gross profit was primarily the result of higher fixed manufacturing cost, competitive pressures on selling prices for gas heaters and wood-burning fireplaces and the continued shift in mix from higher margin gas heaters to fireplace products. Gross margin was 12.8% in the first quarter of 1999 as compared to 15.6% in the first quarter of 1998.

Leisure and Other Products. Gross profit on net sales of leisure and other products in the first quarter of 1999 was $2.2 million as compared to $2.0 million in the first quarter of 1998, an increase of $239,000, or 12.0%. Manufacturing costs increased during the quarter due to quality improvement initiatives associated with the gas grill production line and, therefore, gross profit did not increase at the rate of the sales increase in the leisure and other product segment. Gross margin was 20.4% in the first quarter of 1999 as compared to 24.5% in the first quarter of 1998.

Selling Expenses

         Selling expenses in the first quarter of 1999 increased to $2.6 million from $2.5 million in the first quarter of 1998, an increase of $46,000, or 1.8%, primarily as a result of increased commissions, offset by decreases in co-op advertising and the reclassification of certain administrative expenses. Selling expenses as a percent of net sales decreased to 11.1% in the first quarter of 1999 from 13.3% in the first quarter of 1998.

Segment Contribution

         Total segment contribution, defined as gross profit less selling expenses, increased $63,000, or 5.4%, to $1.2 million in the first quarter of 1999. The increase was the result of the 3.0% increase in gross profit, offset by the 1.8% increase in selling expenses.

General and Administrative Expenses

         General and administrative expenses increased $366,000, or 24.6%, in the first quarter of 1999 as compared to the first quarter of 1998. The increase was primarily the result of the reclassification of certain expenses previously classified as selling, increased payroll, employee and relocation benefits, travel, supplies and training expenses in the administration, data processing and design and development departments.

Non-cash ESOP Compensation Expense

         Non-cash ESOP compensation expense was $180,000 in the first quarter of 1999 as compared to $402,000 in the first quarter of 1998, a decrease of $222,000, or 55.2%. In the first quarter of 1999, 70,662 shares of unallocated ESOP stock were committed to be released as compensation at an average fair value of $2.55 per share as compared to 75,012 shares committed to be released as compensation at an average fair value of $5.36 per share in the first quarter of 1998.

Interest Expense

         Interest expense in the first quarter of 1999 was $198,000 as compared to $240,000 in the first quarter of 1998, a decrease of $42,000, or 17.5%. The decrease was primarily attributable to a decrease in average outstanding debt.

Interest and Other Income

         Interest and other income in the first quarter of 1999 was $1.3 million as compared to $217,000 in the first quarter of 1998, an increase of $1.1 million. The increase was primarily the result of the $1.2 million gain on the sale of the Ashley division recorded in the first quarter of 1999. See Note 6 to Notes to Condensed Consolidated Financial Statements.

Provision for Income Taxes

         The provision for income taxes was $110,000 in the first quarter of 1999 as compared to a credit for income taxes of $281,000 in the first quarter of 1998. The effective tax rate was 40.1% in the first quarter of 1999 as compared to (37.5%) in the first quarter of 1998. The effective tax rate differs from the amount computed by applying the federal statutory rate primarily due to the non-recognition of a tax benefit on the $51,000 pre-tax loss of Hunter during the first quarter of 1999 as realization of any additional tax benefit is not assured at this time.

Net Income and Net Income Per Share

         The net income in the first quarter of 1999 was $164,000 as compared to the net loss of $468,000 in the first quarter of 1998. The change was primarily the result of the factors discussed above.

         The net income per share-basic was $0.02 in the first quarter of 1999 as compared to the net loss per share-basic of $0.07 in the first quarter of 1998. The change in net income per share-basic was primarily the result of the change in net income to $164,000 from a net loss of $468,000, partially offset by the increase in the weighted average shares outstanding. The increase in the weighted average shares outstanding was primarily the result of stock options exercised and ESOP shares released and committed to be released to participants.

         The net income per share-diluted was $0.02 in the first quarter of 1999 as compared to the net loss per share-diluted of $0.07 in the first quarter of 1998. The dilutive effect of stock options did not have a material effect on the net income per share on a diluted basis.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations from internally generated funds and seasonal borrowings under its bank line of credit. The Company's primary capital requirements are for working capital, debt service, capital expenditures and dividends.

         The Company's operations in the 13-week period ended April 3, 1999 used $2.2 million in cash primarily to finance increases in extended term ("dating") receivables. The Company's initial public offering investments and proceeds from the sales of certain assets were also utilized to provide the funds needed for capital expenditures, long-term debt repayments and dividends for the period.

         As discussed above, the Company finances temporary working capital requirements under an unsecured bank line of credit with its principal lender. The credit agreement provides a line of $30 million for a term expiring July 31, 1999. Interest on the line of credit is payable monthly at a variable rate equivalent to 30-day London Interbank Offered Rate ("LIBOR") plus 1.25%, which at May 17, 1999 was 6.1525%. As of April 3, 1999, there was no outstanding balance on the line of credit.

FINANCIAL POSITION

         Cash and short-term investments in the first quarter of 1999 decreased $3.9 million as a result of the factors discussed above. Accounts receivable increased $6.4 million in the first quarter of 1999. Inventory decreased $2.5 million in the first quarter of 1999. The increase in accounts receivable was the result of a $7.0 million increase in dating receivables primarily on grill sales. In an effort to better control its production schedule in light of the seasonal nature of its home heating products and barbecue gas grill business, the Company utilizes early booking programs under which customers receive favorable dating terms for placing their orders early and permitting the Company to ship the products at "factory convenience."

         The decrease in inventories was primarily attributable to the Company's plan to improve inventory utilization and reduce inventory levels and the sale of the Ashley division.

         During the first quarter of 1999, net property, plant and equipment increased $1.1 million, or 10.8%. The increase was the result of $1.5 million in capital expenditures during the quarter offset by depreciation expense of $370,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates as part of its normal operations. The Company has estimated its market risk exposures using sensitivity analyses assuming a 10% change in market rates.

FOREIGN CURRENCY EXCHANGE RATE RISK

         Due to its Canadian operations, the Company has assets, liabilities, operations and cash flows in the Canadian currency. Fluctuations in foreign currency exchange rates impact the U.S. dollar value of Canadian dollar assets, liabilities, operations and cash flows. The Company translates the Canadian dollar income statement to U.S. dollars using the average rate of exchange and translates the Canadian dollar balance sheet to U.S. dollars using the closing rate of exchange. Certain accounts (e.g., capital stock) are translated using an historical exchange rate. Consequently, unrealized foreign currency translation adjustments are reported as a separate component of stockholders' equity. To illustrate the potential impact of changes in foreign currency exchange rates on the unrealized foreign currency translation adjustment, a hypothetical 10% change (decrease) in the average and closing exchange rates for the three-month period ended April 3, 1999 would have increased the unrealized foreign currency translation adjustment (a loss) by $701,000.

INTEREST RATE RISK

         To manage its exposure to change in interest rates, the Company uses both fixed and variable rate debt. At April 3, 1999, the Company had $4,177,000 of debt outstanding at a variable interest rate of 79.5% of prime plus 1.35%. However, the Company is also a party to an interest rate swap which effectively converts the interest rate on the debt to a fixed rate of 8.21%. The debt is scheduled to mature in September 2002. The interest rate swap is scheduled to expire in January 2000. Therefore, the Company would be exposed to interest rate fluctuations on the January 2000 debt balance upon expiration of the interest rate swap. A hypothetical increase of 10% in the prime lending rate would not cause the Company's interest expense to increase significantly.

         In addition, the Company maintains an unsecured bank line of credit of up to a maximum of $30,000,000 which is to be utilized to finance inventories, receivables and operations on an interim basis. Interest on the line of credit is payable monthly at a variable rate based on the 30-day LIBOR plus 1.25%. A hypothetical increase of 10% in the LIBOR rate would not cause the Company's interest expense to increase significantly.

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

PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 18, 1995, the Company closed the sale of 2,300,000 shares of common stock at a price of $9.50 per share in connection with the initial public offering of its stock. The proceeds of the offering, net of an underwriting discount of $1,530,000 and expenses of $923,000, were $19,397,000. Through the date of this Quarterly Report, the Company has used approximately $13.5 million of the proceeds to fund capital expenditures, acquire Hunter Technology Inc., repay outstanding indebtedness, acquire shares of its Common Stock in accordance with the Company's share repurchase program, and for working capital and other general corporate purposes. During the first quarter of 1999, the Company used approximately $3.9 million to repay outstanding indebtedness and for working capital and other general corporate purposes. See "Condensed Consolidated Balance Sheets," "Condensed Consolidated Statements of Cash Flows," and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources and -- Financial Position," appearing elsewhere in this report.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  *3(a) Form of Restated Certificate of Incorporation of Martin Industries, Inc. which was filed as Exhibit 3(a) to the Registrant's Registration Statement on Form S-1 filed with the Commission on July 10, 1995 (Registration No.33-90432).

                  *3(b) Bylaws of Martin Industries, Inc. as amended and restated on May 16, 1997 which were filed as Exhibit 3(b) to the Registrant's Quarterly statement on Form 10-Q for the 26-week period ended June 28, 1997 (Commission File No. 0-26228).

                  *3(c) Amendments to the By-laws of Martin Industries, Inc. which were filed as Exhibit 99.1 to the Company's Form 8-K on February 24, 1999 (Commission File No.0-26228).

                  *4(a) Article 4 of the Restated Certificate of Incorporation of Martin Industries, Inc. (included in
                           Exhibit 3(a)).

                  *4(b) Rights Agreement, dated as of February 23, 1999, between Martin Industries, Inc. and SunTrust Bank, Atlanta, Rights Agent, which was filed as Exhibit 1 to the Company's Registration Statement on Form 8-A (Commission File No. 0-26228).

                  **27     Financial Data Schedule (for SEC use only).

         (b)      Reports on Form 8-K

                  The Company filed a report on Form 8-K with the Commission on February 24, 1999 in which the Company reported under Item 5 with respect to the adoption of its Stockholder Rights Plan and the declaration of a dividend distribution of one Preferred Share Purchase Right on each outstanding share of Common Stock. The Company also reported under Item 5 that the board of directors of the Company had adopted amendments to the Company's By-laws providing that a majority of the members of the board are to be independent directors immediately following the Company's annual meeting of stockholders to be held in 1999.

-----------------------------------
 *Incorporated by reference
**Filed with electronic filing only


"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995:

         With the exception of historical factual information, the matters and statements discussed, made or incorporated by reference in this Quarterly Report on Form 10-Q, including those regarding the anticipated restructuring charges resulting from the closing of the Washington Park facility, the Company's expectations regarding the possible exposure as a result of the Hunter Technology Inc.'s design and production problems, the Company's expectations and estimates regarding foreign currency exchange rate and interest rate risk, and the Company's plans and expectations regarding its Year 2000 issues, constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these "forward-looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "may," "believes," "estimates," "projects," "expects," "intends," and words of similar import. In addition, the Company and its representatives may from time to time make other oral or written statements that are also forward-looking statements. Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. In particular, there can be no assurance that the Company will not incur costs related to products of Hunter Technology Inc. or restructuring charges associated with the closing of the Washington Park facility in excess of those currently expected. These assumptions, risks and uncertainties include, but are not limited to, those associated with general economic cycles; the cyclical nature of the industries in which the Company operates and the factors related thereto, including consumer confidence levels, inflation, employment and income levels, the availability of credit, and factors affecting the housing industry; the potential in the Company's business to experience significant fluctuations in quarterly earnings, the Company's business strategy, including its strategy of pursuing acquisitions and new product development; potential losses from product liability and personal injury lawsuits; the effects of seasonality and weather conditions on the Company's home heating product sales and other sales; fluctuations in quarterly earnings due to ESOP accounting; the effect of existing and new governmental and environmental regulations applicable to the Company; the dependence of the Company on key personnel; the highly competitive nature of each of the industries in which the Company operates; the volatility of the stock price at which outstanding shares of the Company may trade from time to time; the ability of the Company and third parties with which it does business to identify and correct, with respect to the Year 2000 issue, all relevant computer codes and embedded chips, unanticipated delays or difficulties in the implementation of the Company's Year 2000 project plans and the ability of the third parties to redress their respective computer systems as they relate to the Year 2000 issue; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Commission. The Company expressly disclaims any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   MARTIN INDUSTRIES, INC.

   Date:   May 17, 1999       By /s/ Roderick V. Schlosser
                                --------------------------------------
                                      Roderick V. Schlosser
                                      Vice President and Chief Financial Officer
                                      and Secretary
                                      (Executed on behalf of Registrant and
                                      as Principal Financial Officer)

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

         *3(c) Amendments to the By-laws of Martin Industries, Inc. which were filed as Exhibit 99.1 to the Company's Form 8-K on February 24, 1999 (Commission File No. 0-26228).

         *4(a)    Article 4 of the Restated Certificate of Incorporation of
                  Martin Industries, Inc. (included in Exhibit 3(a)).

         *4(b)    Rights Agreement, dated as of February 23, 1999, between
                  Martin Industries, Inc. and SunTrust Bank, Atlanta, Rights
                  Agent, which was filed as Exhibit 1 to the Company's
                  Registration Statement on Form 8-A (Commission File No.
                  0-26228).


         **27     Financial Data Schedule (for SEC use only).


--------------------------
 *Incorporated by reference
**Filed with electronic filing only