Form 10-Q
period 1999-07-03
MARTIN INDUSTRIES INC /DE/
filed 1999-08-17
CIK 942143

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                      QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

  FOR 26-WEEK PERIOD ENDED JULY 3, 1999             COMMISSION FILE NO. 0-26228

                             MARTIN INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                                                    63-0133054
       ------------------------------                                                  --------------------
      (STATE OR OTHER JURISDICTION OF                                                   (I.R.S.  EMPLOYER
       INCORPORATION OR ORGANIZATION)                                                   IDENTIFICATION NO.)


    301 EAST TENNESSEE STREET
           FLORENCE, ALABAMA                                                              35630
----------------------------------------                                               -----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                                (ZIP CODE)


                                 (256) 767-0330
                              --------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES [X]   NO [ ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                     8,561,471 SHARES OF COMMON STOCK, $.01
                        PAR VALUE, AS OF AUGUST 13, 1999

                             MARTIN INDUSTRIES, INC.

                                      INDEX



                                                                                                          PAGE
                                                                                                          ----


PART I.         FINANCIAL INFORMATION

                Item 1.       Financial Statements:

                              Unaudited Condensed Consolidated Balance Sheets as of
                              July 3, 1999 and December 31, 1998                                              2

                              Unaudited Condensed Consolidated Statements of
                              Operations and Comprehensive Income for the 13-Week and
                              26-Week Periods Ended July 3, 1999 and June 27, 1998                            4

                              Unaudited Condensed Consolidated Statements of
                              Cash Flows for the 26-Week Periods Ended
                              July 3, 1999 and June 27, 1998                                                  5

                              Notes to Condensed Consolidated Financial Statements                            6

                Item 2.       Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                            11

                Item 3.       Quantitative and Qualitative Disclosure About
                              Market Risk                                                                    21


PART II.        OTHER INFORMATION

                Item 2.       Changes in Securities and Use of Proceeds                                      22

                Item 4.       Submission of Matters to a Vote of Security Holders                            22

                Item 6.       Exhibits and Reports on Form 8-K                                               23

PART I.    FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS

                            MARTIN INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                     ASSETS


                                                                                                July 3,        December 31,
                                                                                                 1999              1998
                                                                                             -----------       -----------


Current assets:
   Cash and short-term investments                                                           $ 7,041,000       $ 9,818,000
   Accounts and notes receivable, less
      allowance for doubtful accounts of
      $703,000 and $627,000, respectively                                                     15,679,000        10,712,000
   Inventories                                                                                16,928,000        20,323,000
   Refundable income taxes                                                                     2,108,000         1,712,000
   Deferred tax benefits                                                                       3,871,000         3,924,000
   Prepaid expenses and other assets                                                           1,141,000         1,277,000
                                                                                             -----------       -----------

         Total current assets                                                                 46,768,000        47,766,000
                                                                                             -----------       -----------


   Property, plant and equipment, net                                                         12,310,000        10,004,000
   Deferred tax benefits                                                                         561,000           622,000
   Intangibles, net of accumulated amortization                                                1,829,000         1,773,000
   Other noncurrent assets                                                                     2,945,000         2,214,000
                                                                                             -----------       -----------

                                                                                              17,645,000        14,613,000
                                                                                             -----------       -----------

         Total assets                                                                        $64,413,000       $62,379,000
                                                                                             ===========       ===========

        The accompanying notes are an integral part of these condensed consolidated balance sheets.

                            MARTIN INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                               July 3,         December 31,
                                                                                                1999               1998
                                                                                             -----------       -----------
 LIABILITIES
   Current liabilities:
     Notes payable                                                                           $   919,000       $   159,000
      Current portion of long-term debt                                                        1,724,000         1,741,000
      Accounts payable                                                                         5,143,000         3,139,000
      Accrued liabilities:
         Payroll and employee benefits                                                         2,608,000         2,348,000
         Product liability                                                                     1,179,000           961,000
         Warranty                                                                                889,000         1,126,000
         Workers' compensation                                                                   744,000           709,000
         Other                                                                                 1,241,000           985,000
                                                                                             -----------       -----------

            Total current liabilities                                                         14,447,000        11,168,000
                                                                                             -----------       -----------

   Long-term debt                                                                              6,010,000         6,864,000
   Deferred compensation                                                                       2,211,000         2,304,000
                                                                                             -----------       -----------

                                                                                               8,221,000         9,168,000
                                                                                             -----------       -----------

                  Total liabilities                                                           22,668,000        20,336,000
                                                                                             -----------       -----------


STOCKHOLDERS' EQUITY
   Preferred stock $.01 par value, 1,000,000
      shares authorized; no shares issued
      and outstanding                                                                                  0                 0
   Common stock, $.01 par value, 20,000,000 shares
      authorized; 9,753,616 shares issued at July 3,
      1999 and 9,752,053 at December 31, 1998                                                     98,000            98,000
   Paid-in capital                                                                            27,220,000        27,397,000
   Retained earnings                                                                          22,945,000        24,229,000
   Foreign currency translation adjustment                                                      (649,000)         (996,000)
                                                                                             -----------       -----------

                                                                                              49,614,000        50,728,000
   Less:
      Treasury stock at cost (1,192,145 shares at July 3,
         1999 and 1,325,170 at December 31, 1998)                                              3,789,000         4,008,000
      Unearned compensation - ESOP                                                             4,080,000         4,677,000
                                                                                             -----------       -----------

            Total stockholders' equity                                                        41,745,000        42,043,000
                                                                                             -----------       -----------

            Total liabilities and stockholders' equity                                       $64,413,000       $62,379,000
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

                            MARTIN INDUSTRIES, INC.
                       CONDENSED CONSOLIDATED STATEMENTS
                     OF OPERATIONS AND COMPREHENSIVE INCOME
                                  (Unaudited)

                                                             13-WEEK                                 26-WEEK
                                                          PERIOD ENDED                            PERIOD ENDED
                                                 --------------------------------        --------------------------------
                                                    JULY 3,             JUNE 27,            JULY 3,             JUNE 27,
                                                     1999                 1998               1999                1998
                                                 ------------        ------------        ------------        ------------

NET SALES                                        $ 20,774,000        $ 24,233,000        $ 43,807,000        $ 43,141,000

Cost of sales                                      17,975,000          18,902,000          37,222,000          34,133,000
                                                 ------------        ------------        ------------        ------------

GROSS PROFIT                                        2,799,000           5,331,000           6,585,000           9,008,000
                                                 ------------        ------------        ------------        ------------

Operating expenses:
   Selling                                          2,388,000           2,494,000           4,948,000           5,008,000
   General and administrative                       1,788,000           1,624,000           3,641,000           3,111,000
   Non-cash ESOP compensation expense                 174,000             376,000             354,000             778,000
   Restructure charge                                       0             615,000                   0             615,000
                                                 ------------        ------------        ------------        ------------
                                                    4,350,000           5,109,000           8,943,000           9,512,000
                                                 ------------        ------------        ------------        ------------

OPERATING INCOME (LOSS)                            (1,551,000)            222,000          (2,358,000)           (504,000)

Interest expense                                      202,000             307,000             400,000             547,000

Interest and other income                            (113,000)           (480,000)         (1,392,000)           (697,000)
                                                 ------------        ------------        ------------        ------------

INCOME (LOSS) BEFORE INCOME TAXES                  (1,640,000)            395,000          (1,366,000)           (354,000)

Provision (credit) for income taxes                  (491,000)            245,000            (381,000)            (36,000)
                                                 ------------        ------------        ------------        ------------

NET INCOME (LOSS)                                $ (1,149,000)       $    150,000        $   (985,000)       $   (318,000)
                                                 ============        ============        ============        ============
Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustment            171,000            (321,000)            347,000            (247,000)
                                                 ------------        ------------        ------------        ------------

Comprehensive income (loss)                      $   (978,000)       $   (171,000)       $   (638,000)       $   (565,000)
                                                 ============        ============        ============        ============

BASIC PER SHARE DATA:
   Net income (loss)                             $      (0.16)       $       0.02        $      (0.14)       $      (0.04)
                                                 ============        ============        ============        ============

   Weighted average number of common and
      common equivalent shares outstanding          7,277,975           7,171,765           7,219,051           7,082,582
                                                 ============        ============        ============        ============

DILUTED PER SHARE DATA:
   Net income (loss)                             $      (0.16)       $       0.02        $      (0.14)       $      (0.04)
                                                 ============        ============        ============        ============

   Weighted average number of common and
      common equivalent shares outstanding          7,277,975           7,312,809           7,219,051           7,082,582
                                                 ============        ============        ============        ============

DIVIDENDS DECLARED PER SHARE                     $      0.021        $      0.040        $      0.042        $      0.080
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

                            MARTIN INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                        26-WEEK
                                                                                                      PERIOD ENDED
                                                                                             -----------------------------
                                                                                               July 3,          June 27,
                                                                                                 1999             1998
                                                                                             -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                  $  (985,000)      $  (318,000)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Accrued restructure charge                                                                (106,000)          513,000
      Depreciation and amortization                                                              772,000           823,000
      Gain on sale of assets                                                                     (69,000)         (287,000)
      Gain on sale of division                                                                (1,164,000)                0
      Provision for doubtful accounts and notes receivable                                        76,000            17,000
      Non-cash ESOP compensation expense                                                         354,000           778,000
      Other changes in operating assets and liabilities                                          639,000        (5,671,000)
                                                                                             -----------       -----------

            Net cash used in operating activities                                               (483,000)       (4,145,000)
                                                                                             -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                       (3,028,000)         (416,000)
   Proceeds from sale of assets                                                                  180,000           160,000
   Proceeds from sale of division                                                                809,000                 0
                                                                                             -----------       -----------

      Net cash used in investing activities                                                   (2,039,000)         (256,000)
                                                                                             -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term borrowings (repayments)                                                        738,000            (4,000)
   Net repayments of long-term debt                                                             (874,000)         (868,000)
   Purchase of treasury stock                                                                          0          (230,000)
   Exercise of stock options                                                                     105,000           121,000
   Cash dividends paid                                                                          (227,000)         (439,000)
                                                                                             -----------       -----------

      Net cash used in financing activities                                                     (258,000)       (1,420,000)
                                                                                             -----------       -----------

NET DECREASE IN CASH AND SHORT-TERM
   INVESTMENTS                                                                                (2,780,000)       (5,821,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                            3,000           (10,000)

CASH AND SHORT-TERM INVESTMENTS AT THE
   BEGINNING OF THE PERIOD                                                                     9,818,000        15,157,000
                                                                                             -----------       -----------

CASH AND SHORT-TERM INVESTMENTS AT THE
   END OF THE PERIOD                                                                         $ 7,041,000       $ 9,326,000
                                                                                             ===========       ===========

Cash paid during the period for:
   Interest, net                                                                             $   174,000       $   283,000
   Income taxes, net                                                                         $    13,000       $     9,000

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

New Accounting Standards and Statements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. This statement is not expected to have a material effect on the consolidated financial statements.

         In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which amends FASB Statement No. 133 to be effective for all fiscal years beginning after June 15, 2000 (January 1, 2001 for companies with calendar-year fiscal years).

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


2.  INVENTORIES

         The Company's inventories are primarily valued at last-in, first-out ("LIFO") cost, which is not in excess of market. Inventory costs include material, labor and overhead. The Company evaluates raw materials, purchase parts, work-in-process and finished goods to ensure that inventory is valued at the estimated net realizable value. Inherent in the estimates of net realizable value are management's estimates related to the Company's future customer demand, product mix and salvage value. At December 31, 1998, the Company recorded a reserve for excess and obsolete inventory of $1,716,000. At July 3, 1999, the reserve for excess and obsolete inventory was $1,248,000. An analysis of inventories at July 3, 1999 and December 31, 1998 follows:

                                                                               July 3,              December 31,
                                                                                1999                   1998
                                                                             --------------     --------------
                                                                                        (Unaudited)
         Inventories valued at first-in, first-out ("FIFO") cost:
              Raw materials and purchased parts                              $ 9,525,000           $10,644,000
              Work-in-process                                                  4,213,000             4,797,000
              Finished goods                                                   8,640,000            10,347,000
                                                                             -----------           -----------
                                                                              22,378,000            25,788,000
              Less excess of FIFO over LIFO cost                               5,450,000             5,465,000
                                                                             -----------           -----------
                                                                             $16,928,000           $20,323,000
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

         A reconciliation of shares as the denominator of the basic EPS computation to the diluted EPS computation is as follows:


                                                       13-Week Period Ended                    26-Week Period Ended
                                                 --------------------------------        --------------------------------
                                                     July 3,           June 27,             July 3,            June 27,
                                                      1999               1998                1999                1998
                                                 ------------        ------------        ------------        ------------
       Weighted average shares-basic,
           excluding ESOP and stock
           option effects                           5,405,381           5,421,661           5,389,875           5,375,896

       Weighted average effect of ESOP
           shares committed to be
           released                                 1,872,594           1,750,104           1,829,176           1,706,686
                                                 ------------        ------------        ------------        ------------

       Weighted average shares-basic                7,277,975           7,171,765           7,219,051           7,082,582

       Dilutive effect of stock options                     0             141,044                   0                   0
                                                 ------------        ------------        ------------        ------------

       Weighted average number of
           common and common
           equivalent shares
           outstanding-diluted                      7,277,975           7,312,809           7,219,051           7,082,582
                                                 ============        ============        ============        ============

         Options outstanding of 485,708 and 564,529 for the 13-week periods ended July 3, 1999 and June 27, 1998, respectively, were not included in the table above as they were anti-dilutive. Options outstanding of 485,708 and 705,573 for the 26-week period ended July 3, 1999 and June 27, 1998, respectively, were not included in the table above as they were anti-dilutive.


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

         During 1998, the Company effected a settlement with all but two of the former shareholders, and a contingent settlement with these two. Pursuant to the settlement, the Company has received approximately $315,000 (including interest) of funds held in escrow, an additional payment of $32,000, and cancellation of promissory notes and accrued interest totaling approximately $364,000. The contingent settlement will result (if the contingency is satisfied and that portion of the settlement effectuated) in receipt by the Company of an additional $97,000, and cancellation of notes and accrued interest totaling approximately $217,000. No further action is contemplated as to the Company's claims against these two former shareholders, or as to their claims asserted in Canada against the Company, until such time as it is determined that the condition for completion of the settlement has been satisfied, which event will possibly occur during 1999.

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


5.  RESTRUCTURE CHARGE

         As part of the continuing effort to reduce operating costs and improve manufacturing efficiencies, the Company made the decision to close its Washington Park, Illinois facility. The Company initiated the closing and the transfer of the gas grill, gas log and freestanding vent-free stove production into the Athens, Alabama and Huntsville, Alabama locations during the second quarter of 1998. The Company recorded a non-recurring charge of $615,000, before tax, in connection with the closing. The non-recurring charge includes plant closing costs of $590,000 (primarily payroll, severance and payroll taxes of $234,000 and group insurance of $255,000) and a property, plant and equipment valuation charge of $25,000. The estimated reserve remaining as of July 3, 1999 and December 31, 1998 totaled $145,000 and $251,000, respectively.


6.  SALE OF CERTAIN ASSETS

         On March 31, 1999, the Company completed the sale of all of the assets of its Ashley solid fuel division to United States Stove Company. The Company recorded a gain on the sale of the Ashley division of $1,164,000 which is included in interest and other income in the Condensed Consolidated Statements of Operations and Comprehensive Income.

7.  INDUSTRY SEGMENT INFORMATION

         Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, certain information is disclosed for the two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company's significant sales segments. The home heating products segment include vented and vent-free gas heaters and furnaces, pre-engineered gas- and wood-burning fireplaces and gas logs. The leisure and other products segment include premium gas barbecue grills and utility trailer kits. The accounting policies for each segment are the same as those used by the Company. The Company evaluates performance based on net sales, gross profit and segment contribution, defined as gross profit less selling expenses. As such, the Company does not allocate general and administrative expense, non-cash ESOP compensation expense, interest expense, interest and other income or income taxes to the reportable operating segments. The segment results include certain overhead allocations, primarily related to fixed manufacturing and selling expenses. The results and identifiable net assets for the two reportable segments of the Company are included in the following table.


                                                                          Segment Information
                                                      ------------------------------------------------------------
                                                         13-Week Period Ended               26-Week Period Ended
                                                      -------------------------          -------------------------
                                                       July 3,          June 27,          July 3,         June 27,
                                                        1999              1998             1999             1998
                                                      --------         --------          --------         --------
                                                                             (In Thousands)
         Net sales:
            Home heating products                     $ 13,788         $ 16,504          $ 25,864         $ 27,242
            Leisure and other products                   6,986            7,729            17,943           15,899
                                                      --------         --------          --------         --------
                                                      $ 20,774         $ 24,233          $ 43,807         $ 43,141
                                                      ========         ========          ========         ========

         Gross profit:
            Home heating products                     $  1,521         $  3,710          $  3,069         $  5,388
            Leisure and other products                   1,278            1,621             3,516            3,620
                                                      --------         --------          --------         --------
                                                      $  2,799         $  5,331          $  6,585         $  9,008
                                                      ========         ========          ========         ========

         Segment contribution (loss): (1)
            Home heating products                     $     46         $  2,186          $     (8)        $  2,231
            Leisure and other products                     365              651             1,645            1,769
                                                      --------         --------          --------         --------
                                                      $    411         $  2,837          $  1,637         $  4,000
                                                      ========         ========          ========         ========

                                                       July 3,          Dec. 31
                                                        1999             1998
                                                      --------         --------
         Identifiable net assets:     (2)
            Home heating products                     $ 19,047         $ 21,778
            Leisure and other products                   7,468            6,868
            Other                     (3)                2,723            1,681
                                                      --------         --------
                                                      $ 29,238         $ 30,327
                                                      ========         ========

         (1) Segment contribution (loss) consists of gross profit less selling expenses.

         (2) Represents property, plant and equipment and inventory (each net of respective reserves).

         (3) Represents amounts attributable to the Company's corporate administration.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited interim condensed consolidated financial statements of the Company and notes thereto appearing elsewhere in this Form 10-Q. All references to the second quarter of 1999 and the second quarter of 1998 are referring to the 13-week periods ended July 3, 1999 and June 27, 1998, respectively. All references to the 1999 year-to-date period and the 1998 year-to-date period are referring to the 26-week periods ended July 3, 1999 and June 27, 1998, respectively.


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

         On March 31, 1999, the Company completed the sale of all of the assets of its Ashley solid fuel division to United States Stove Company. The Company recorded a gain on the sale of the Ashley division of $1,164,000. See Note 6 to Notes to Condensed Consolidated Financial Statements.

         As part of the continuing effort to reduce operating costs and improve manufacturing efficiencies, the Company made the decision to close its Washington Park, Illinois facility. The Company initiated the closing and the transfer of the gas grill, gas log and freestanding vent-free stove production into the Athens, Alabama and Huntsville, Alabama locations during the second quarter of 1998. The Company recorded a non-recurring charge of $615,000, before tax, in connection with the closing. The non-recurring charge includes plant closing costs of $590,000 (primarily payroll, severance and payroll taxes of $234,000 and group insurance of $255,000) and a property, plant and equipment valuation charge of $25,000. The estimated reserve remaining as of July 3, 1999 and December 31, 1998 totaled $145,000 and $251,000, respectively. See Note 5 to Notes to Condensed Consolidated Financial Statements.

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

         During 1998, the Company effected a settlement with all but two of the sellers, and a contingent settlement with these two. Pursuant to the settlement, the Company has received approximately $315,000 (including interest) of funds, held in escrow, an additional payment of $32,000, and cancellation of notes and accrued interest totaling approximately $364,000. Consequently, in 1998, the Company recorded a gain on the settlement of litigation of $422,000. The contingent settlement will result (if the contingency is satisfied and that portion of the settlement effectuated) in receipt by the Company of an additional $97,000, and cancellation of notes and accrued interest totaling approximately $217,000. No further action is contemplated as to the Company's claims against those certain sellers, or as to their claims asserted in Canada against the Company, until such time as it is determined that the condition for completion of the settlement has been satisfied, which event will possibly occur during 1999.

         Sales of home heating products and, in particular, gas heaters (other than fireplaces), historically have been seasonal in nature, with sales being directly affected by weather conditions. In an effort to better control its production schedule and inventory of finished products in light of this seasonality, the Company utilizes early booking programs, which allow the Company to project sales early in the year and plan production accordingly. In general, the Company takes early booking orders for its heating products in the first and second quarters and fills the majority of these orders in the second and third quarters, with fill-in orders being shipped in the fourth quarter and to a lesser degree in the ensuing first quarter. Unseasonably warm weather results in higher customer inventories that in turn result in fewer fourth quarter customer fill-in orders and lower response to the Company's early booking programs for the following year.

         Notwithstanding the early booking programs, sales are recognized by the Company when the product is shipped. A majority of sales of gas heaters under the Company's early booking programs historically have occurred in the second and third quarters, with products being shipped throughout this period. Orders under the Company's early booking programs have historically represented up to 60% of customers' projected annual requirements and, because of program terms, the shipping period often extends over several months. Customer orders for products other than orders placed under the early booking programs are accepted and filled by the Company as received and shipped at the customer's request. As used in the following discussion and elsewhere in this Form 10Q, the term "gross sales" reflects total customer invoices billed by the Company for the applicable period, net of any customer sales credits issued. The term "net sales" as used herein and elsewhere in this Form 10Q, reflects gross sales less deductions for cash discounts, freight and special program credits allowed by the Company.


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

         The Company has evaluated its Programs and Systems to identify and address potential Year 2000 compliance problems. As a result, the Company has purchased Year 2000 compliant versions of its packaged Programs and Systems and has decided to modify its custom Programs and Systems. The Company has incurred approximately $135,000 during 1997, 1998 and 1999 and expects to incur an additional $20,000 during 1999 to modify or make selective improvements to its Programs and Systems. The Company plans to complete the replacement and modification of its IT Programs and Systems by the end of 1999. While some non-critical systems may not be addressed until after December 1999, the Company believes such systems will not disrupt its operations in a material manner. With respect to the Company's non-IT systems, the Company has partially completed its evaluation, but currently believes the significant non-IT systems are not date dependent.

         The Company has also initiated communication with suppliers, financial institutions and other third parties with which it does business to evaluate their Year 2000 compliance. The Company has reviewed responses from such parties and has not identified any compliance issues at this time.

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

         The Company is in the process of developing a contingency plan for Year 2000 issues, which is scheduled to be completed during the fourth quarter of 1999.

         The Company, in the normal course of its business, has evaluated the need for a system-wide replacement of its Programs and Systems without regard to the Year 2000 compliance issue. As a result of the evaluation and as part of the Company's long-term strategic plan, the Company made the decision to purchase fully integrated Enterprise Resource Planning ("ERP") Programs and Systems that will replace its current Program and Systems. Such ERP Programs and Systems are Year 2000 compliant. The Company has incurred approximately $1.1 million through July 3, 1999 and expects to incur an additional $1.9 million during 1999 and 2000 to complete the installation of the new Programs and Systems.

         Many of the statements in this section constitute forward-looking statements and are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or contemplated by these statements. See "Safe Harbor' Statement under the Private Securities Litigation Reform Act of 1995" appearing on page 24 of this report.


RESULTS OF OPERATIONS

         The following tables set forth, for the periods indicated, information derived from the Company's financial statements expressed as a percentage of net sales.

                                                      13-Week Period Ended                  26-Week Period Ended
                                                 ----------------------------            ---------------------------
                                                  July 3,            June 27,             July 3,            June 27,
                                                   1999                1998                1999                1998
                                                 --------            --------            --------            --------

         Net sales                                  100.0 %             100.0 %             100.0 %             100.0 %
         Cost of sales                               86.5                78.0                85.0                79.1
                                                 --------            --------            --------            --------
         Gross profit                                13.5                22.0                15.0                20.9

         Operating expenses:
            Selling                                  11.5                10.3                11.3                11.6
            General and administrative                8.6                 6.7                 8.3                 7.2
            Non-cash ESOP compensation expense        0.8                 1.6                 0.8                 1.8
            Restructure charge                        0.0                 2.5                 0.0                 1.4
                                                 --------            --------            --------            --------
                                                     20.9                21.1                20.4                22.0
                                                 --------            --------            --------            --------

         Operating income (loss)                     (7.4)                0.9                (5.4)               (1.1)
         Interest expense                             1.0                 1.2                 0.9                 1.3
         Interest and other income                   (0.5)               (2.0)               (3.2)               (1.6)
                                                 --------            --------            --------            --------

         Income (loss) before income taxes           (7.9)                1.7                (3.1)               (0.8)
         Provision (credit) for income taxes         (2.4)                1.0                (0.9)               (0.1)
                                                 --------            --------            --------            --------

         Net income (loss)                           (5.5)%               0.7 %              (2.2)%              (0.7)%
                                                 ========            ========            ========            ========

13-WEEK PERIOD ENDED JULY 3, 1999 COMPARED TO 13-WEEK PERIOD ENDED JUNE 27, 1998

Net Sales

         Net sales in the 13-week period ended July 3, 1999 decreased to $20.8 million from $24.2 million in the 13-week period ended June 27, 1998, a decrease of $3.5 million, or 14.3%.

Home Heating Products. Net sales of home heating products decreased to $13.8 million in the second quarter of 1999 from $16.5 million in the second quarter of 1998, a decrease of $2.7 million, or 16.5%. The decrease in net sales of home heating products was primarily the result of a 37.0% decrease in gas heating net sales to $4.6 million. Gas heating sales were negatively impacted by customers deferring delivery of heating product orders into the second half of the year. The decrease in gas heating net sales was partially offset by a 4.0% increase in Martin Fireplace net sales to $8.1 million. Martin Fireplace shipments benefited from a strong housing market, expanded distribution and aggressive sales programs.

Leisure and Other Products. Net sales of leisure and other products decreased $743,000, or 9.6%, in the second quarter of 1999 to $7.0 million, as compared to $7.7 million in the second quarter of 1998. Net sales of barbecue gas grills were $4.6 million in the second quarter of 1999 compared with $4.9 million in the same period of 1998. The grill selling season was delayed by cooler weather early in the quarter. As a result, orders normally shipped in the second quarter were deferred into the third quarter. Net sales of NuWay utility trailers decreased $481,000 to $2.2 million in the second quarter of 1999. Trailer sales were adversely affected by the introduction of new products by competitors.

Gross Profit

         Gross profit in the second quarter of 1999 was $2.8 million as compared to $5.3 million in the second quarter of 1998, a decrease of $2.5 million, or 47.5%. Gross margin, defined as gross profit as a percentage of net sales, decreased to 13.5% in the second quarter of 1999 from 22.0% in the second quarter of 1998.

Home Heating Products. Gross profit on net sales of home heating products in the second quarter of 1999 was $1.5 million as compared to $3.7 million in the second quarter of 1998, a decrease of $2.2 million, or 59.0%. The decrease in gross profit was primarily the result of the reduced sales volume of gas heating products, competitive pressures on selling prices for gas heaters, and increased manufacturing costs as a result of manufacturing investments in quality improvement, training, and start-up costs associated with new product introductions. Gross margin was 11.0% in the second quarter of 1999 as compared to 22.5% in the second quarter of 1998.

Leisure and Other Products. Gross profit on net sales of leisure and other products in the second quarter of 1999 was $1.3 million as compared to $1.6 million in the second quarter of 1998, a decrease of $343,000, or 21.2%. Gross profit was negatively impacted by lower sales and the increased manufacturing costs previously discussed in the preceding paragraph. Gross margin was 18.3% in the second quarter of 1999 as compared to 21.0% in the second quarter of 1998.

Selling Expenses

         Selling expenses in the second quarter of 1999 decreased to $2.4 million from $2.5 million in the second quarter of 1998, a decrease of $106,000, or 4.3%, primarily the result of decreases in co-op advertising and the reclassification of certain administrative expenses. Selling expenses as a percent of net sales increased to 11.5% in the second quarter of 1999 from 10.3% in the second quarter of 1998.

Segment Contribution

         Total segment contribution, defined as gross profit less selling expenses, decreased $2.4 million, or 85.5%, to $411,000 in the second quarter of 1999. The decrease was the result of the 47.5% decrease in gross profit, offset by the 4.3% decrease in selling expenses.

General and Administrative Expenses

         General and administrative expenses increased $164,000, or 10.1%, in the second quarter of 1999 as compared to the second quarter of 1998. The increase was primarily the result of the reclassification of certain expenses previously classified as selling expenses, increased payroll, employee and relocation benefits, travel, supplies, depreciation and training expenses in the administration, data processing and design and development departments.

Non-cash ESOP Compensation Expense

         Non-cash ESOP compensation expense was $174,000 in the second quarter of 1999 as compared to $376,000 in the second quarter of 1998, a decrease of $202,000, or 53.7%. In the second quarter of 1999, 72,432 shares of unallocated ESOP stock were committed to be released as compensation at an average fair value of $2.40 per share as compared to 75,516 shares committed to be released as compensation at an average fair value of $4.98 per share in the second quarter of 1998.

Restructure Charge

         As reported in the Company's Form 10-Q for the 13-week period ended March 28, 1998, the Company made the decision to close its Washington Park, Illinois facility. The Company initiated the closing and the transfer of the gas grill, gas log and freestanding vent-free stove production into the Athens, Alabama and Huntsville, Alabama locations during the second quarter of 1998. The Company recorded a non-recurring charge of $615,000, before tax, in connection with the closing. The non-recurring charge includes plant closing costs of $590,000 (primarily payroll, severance and payroll taxes of $234,000 and group insurance of $255,000) and a property, plant and equipment valuation charge of $25,000. The estimated reserve remaining as of July 3, 1999 and December 31, 1998 totaled $145,000 and $251,000, respectively.

Interest Expense

         Interest expense in the second quarter of 1999 was $202,000 as compared to $307,000 in the second quarter of 1998, a decrease of $105,000, or 34.2%. The decrease was primarily attributable to a decrease in average outstanding debt.

Interest and Other Income

         Interest and other income in the second quarter of 1999 was $113,000 as compared to $480,000 in the second quarter of 1998, a decrease of $367,000. The decrease was primarily the result of a $288,000 gain on the sale of marketable securities during the second quarter of 1998 and a decrease in the average amount of short-term investments.

Credit for Income Taxes

         The credit for income taxes was $491,000 in the second quarter of 1999 as compared to a provision for income taxes of $245,000 in the second quarter of 1998. The effective tax rate was (29.9%) in the second quarter of 1999 as compared to 62.0% in the second quarter of 1998. The effective tax rate differs from the amount computed by applying the federal statutory rate primarily due to the non-recognition of a tax benefit on the pre-tax loss of Hunter during the periods presented as realization of any additional tax benefit was not assured.

Net Loss and Net Loss Per Share

         The net loss in the second quarter of 1999 was $1.1 million as compared to the net income of $150,000 in the second quarter of 1998. The change was primarily the result of the factors discussed above.

         The net loss per share-basic was $0.16 in the second quarter of 1999 as compared to the net income per share-basic of $0.02 in the second quarter of 1998. The change in net loss per share-basic was primarily the result of the change in net loss to $1.1 million from a net income of $150,000, partially offset by the increase in the weighted average shares outstanding. The increase in the weighted average shares outstanding was primarily the result of stock options exercised and ESOP shares released and committed to be released to participants.

         The net loss per share-diluted was $0.16 in the second quarter of 1999 as compared to the net income per share-diluted of $0.02 in the second quarter of 1998. The dilutive effect of stock options did not have an effect on the net loss per share on a diluted basis.


26-WEEK PERIOD ENDED JULY 3, 1999 COMPARED TO 26-WEEK PERIOD ENDED JUNE 27, 1998

Net Sales

         Net sales in the 26-week period ended July 3, 1999 increased to $43.8 million as compared to $43.1 million in the 26-week period ended June 27, 1998, an increase of $666,000, or 1.5%.

Home Heating Products. Net sales of home heating products decreased to $25.9 million in the 1999 year-to-date period as compared to $27.2 million in the 1998 year-to-date period, a decrease of $1.4 million, or 5.1%. The decrease in net sales of home heating products was primarily the result of a decrease in gas and solid fuel heating products net sales of $2.8 million, offset by an increase in Martin Fireplace net sales of $1.4 million.

Leisure and Other Products. Net sales of leisure and other products increased $2.0 million, or 12.9%, in the 1999 year-to-date period to $17.9 million as compared to $15.9 million in the 1998 year-to-date period. The increase was primarily the result of a $1.7 million, or 14.5%, increase in net sales of barbecue gas grills. Net sales of utility trailer kits increased $158,000, or 4.0%, in the 1999 year-to-date period to $4.1 million as compared to $3.9 million in the 1998 year-to-date period.

Gross Profit

         Gross profit in the 1999 year-to-date period was $6.6 million as compared to $9.0 million in the 1998 year-to-date period, a decrease of $2.4 million, or 26.9%. Gross margin decreased to 15.0% in the 1999 year-to-date period from 20.9% in the 1998 year-to-date period.

Home Heating Products. Gross profit on net sales of home heating products was $3.1 million in the 1999 year-to-date period as compared to $5.4 million in the 1998 year-to-date period, a decrease of $2.3 million or 43.0%. Gross margin decreased to 11.9% in the 1999 year-to-date period from 19.8% in the 1998 year-to-date period. The decrease in gross margin was primarily the result of increased manufacturing costs, reduced sales volume of gas heating products and competitive pressures on sales prices.

Leisure and Other Products. Gross profit on net sales of leisure and other products decreased $104,000, or 2.9%, in the 1999 year-to-date period to $3.5 million as compared to $3.6 million in the 1998 year-to-date period. Gross margin decreased to 19.6% in the 1999 year-to-date period from 22.8% in the 1998 year-to-date period. The decrease was primarily the result of increased manufacturing costs due to quality improvement initiatives associated with the gas grill production line.

Selling Expenses

         Selling expenses in the 1999 year-to-date period were $4.9 million as compared to $5.0 million in the 1998 year-to-date period, a decrease of $60,000, or 1.2%. The decrease was primarily due to decreases in co-op advertising and the reclassification of certain administrative expenses. Selling expenses as a percentage of net sales decreased to 11.3% in the 1999 year-to-date period from 11.6% in the 1998 year-to-date period.

Segment Contribution

         Total segment contribution was $1.6 million in the 1999 year-to-date period compared to $4.0 million in the 1998 year-to-date period. The $2.4 million decrease was primarily the result of the decrease in gross profit offset by decreased selling expenses discussed above.

General and Administrative Expenses

         General and administrative expenses increased $530,000, or 17.0%, in the 1999 year-to-date period as compared to the 1998 year-to-date period. The increase was primarily the result of the reclassification of certain expenses previously classified as selling, increased payroll, employee and relocation benefits, travel, supplies, depreciation and training expenses in administration, data processing and design and development departments.

Non-cash ESOP Compensation Expense

         Non-cash ESOP compensation expense decreased $424,000, or 54.5%, in the 1999 year-to-date period to $354,000, as compared to $778,000 in the 1998 year-to-date period. In the 1999 year-to-date period, 143,094 shares of unallocated ESOP stock were committed to be released as compensation at an average fair value of $2.47 per share, as compared to 150,528 shares committed to be released as compensation at an average fair value of $5.17 per share in the 1998 year-to-date period.

Restructure Charge

         As reported in the Company's Form 10-Q for the 13-week period ended March 28, 1998, the Company made the decision to close its Washington Park, Illinois facility. The Company initiated the closing and the transfer of the gas grill, gas log and freestanding vent-free stove production into the Athens, Alabama and Huntsville, Alabama locations during the second quarter of 1998. See "13-Week Period Ended July 3, 1999 Compared to 13-Week Period Ended June 27, 1998 -- Restructure Charge."

Interest Expense

         Interest expense decreased $147,000, or 26.9%, in the 1999 year-to-date period to $400,000, as compared to $547,000 in the 1998 year-to-date period. The decrease was primarily attributable to a decrease in average outstanding debt during the year-to-date period.

Interest and Other Income

         Interest and other income increased $695,000, or 99.7%, in the 1999 year-to-date period to $1.4 million, as compared to $697,000 in the 1998 year-to-date period. The increase was primarily the result of the $1.2 million gain on the sale of the Ashley division recorded in the first quarter of 1999, offset by the $288,000 gain on sale of marketable securities during the second quarter of 1998 and a decrease in interest income on short-term investments.

Credit for Income Taxes

         The credit for income taxes was $381,000 in the 1999 year-to-date period as compared to a credit of $36,000 in the 1998 year-to-date period. The effective tax rate was 27.9% in the 1999 year-to-date period as compared to 10.2% in the 1998 year-to-date period. The effective tax rate differs from the amount computed by applying the federal statutory rate primarily due to the non-recognition of a tax benefit on the net loss of Hunter during the periods presented as realization of any additional tax benefit was not assured.

Net Loss and Net Loss Per Share

         The net loss in the 1999 year-to-date period was $985,000 as compared to the net loss of $318,000 in the 1998 year-to-date period. The change was primarily the result of the factors discussed above.

         The net loss per share-basic was $0.14 in the 1999 year-to-date period as compared to $0.04 in the 1998 year-to-date period. The change in net loss per share-basic was primarily the result of the change in net loss to $985,000 from a net loss of $318,000, partially offset by the increase in the weighted average shares outstanding. The increase in weighted average shares outstanding was primarily the result of stock options exercised and ESOP shares released and committed to be released to participants.

         The net loss per share on a diluted basis was the same as the net loss per share on a basic basis for the 1999 year-to-date period and the 1998 year-to-date period as the dilutive effect of outstanding stock options did not have an effect on the net loss per share on a diluted basis.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations from internally generated funds and seasonal borrowings under its bank line of credit. The Company's primary capital requirements are for working capital, debt service, capital expenditures and dividends.

         The Company's operations in the 26-week period ended July 3, 1999 used $483,000 in cash primarily to finance increases in extended term ("dating") receivables. The Company's initial public offering investments and proceeds from the sales of certain assets were also utilized to provide the funds needed for capital expenditures, long-term debt repayments and dividends for the period.

         As discussed above, the Company finances temporary working capital requirements under a bank line of credit with its principal lender. The credit agreement provides a line of $20 million for a term expiring July 31, 2000. The line of credit is secured by a blanket lien on the Company's receivables and inventory. Interest on the line of credit is payable monthly at a variable rate equivalent to 30-day London Interbank Offered Rate ("LIBOR") plus 1.25%, which at August 13, 1999 was 6.4525%. As of July 3, 1999, there was no outstanding balance on the line of credit.

         During 1998, Hunter established a bank line of credit with a Canadian financial institution. The credit agreement provides a line of $2,250,000 (Canadian). The credit line is subject to an annual review on April 30 each year. The financial institution's review could result in the cancellation of the line or a revision of its terms. As of August 13, 1999, the financial institution has not communicated the results of the review. The line of credit is secured by Hunter's receivables, inventory and equipment. Interest on the line of credit is payable monthly at a variable rate equivalent to the financial institution's prime lending rate plus one-half of one percent, which at August 13, 1999 was 6.75%. As of July 3, 1999, the outstanding balance on the line of credit was $1.1 million (Canadian).

FINANCIAL POSITION

         Cash and short-term investments in the 1999 year-to-date period decreased $2.8 million as a result of the factors discussed above. Accounts receivable increased $5.0 million in the 1999 year-to-date period. Inventory decreased $3.4 million in the 1999 year-to-date period. The increase in accounts receivable was primarily the result of a $4.3 million increase in dating receivables. In an effort to better control its production schedule in light of the seasonal nature of its home heating products and barbecue gas grill business, the Company utilizes early booking programs under which customers receive favorable dating terms for placing their orders early and permitting the Company to ship the products at "factory convenience."

         The decrease in inventories was primarily attributable to the Company's plan to improve inventory turns and reduce inventory levels, and the sale of the Ashley solid fuel heating division.

         During the 1999 year-to-date period, net property, plant and equipment increased $2.3 million. The increase was the result of $3.0 million in capital expenditures during the 1999 year-to-date period offset by depreciation expense of $748,000.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates as part of its normal operations. The Company has estimated its market risk exposures using sensitivity analyses assuming a 10% change in market rates.


FOREIGN CURRENCY EXCHANGE RATE RISK

         Due to its Canadian operations, the Company has assets, liabilities, operations and cash flows in the Canadian currency. Fluctuations in foreign currency exchange rates impact the U.S. dollar value of Canadian dollar assets, liabilities, operations and cash flows. The Company translates the Canadian dollar income statement to U.S. dollars using the average rate of exchange and translates the Canadian dollar balance sheet to U.S. dollars using the closing rate of exchange. Certain accounts (e.g., capital stock) are translated using an historical exchange rate. Consequently, unrealized foreign currency translation adjustments are reported as a separate component of stockholders' equity. To illustrate the potential impact of changes in foreign currency exchange rates on the unrealized foreign currency translation adjustment, a hypothetical 10% change (decrease) in the average and closing exchange rates for the six-month period ended July 3, 1999 would have increased the unrealized foreign currency translation adjustment (a loss) by $796,000.


INTEREST RATE RISK

         To manage its exposure to changes in interest rates, the Company uses both fixed and variable rate debt. At July 3, 1999, the Company had $4,177,000 of debt outstanding at a variable interest rate of 79.5% of prime plus 1.35%. However, the Company is also a party to an interest rate swap which effectively converts the interest rate on the debt to a fixed rate of 8.21%. The debt is scheduled to mature in September 2002. The interest rate swap is scheduled to expire in January 2000. Therefore, the Company would be exposed to interest rate fluctuations on the January 2000 debt balance upon expiration of the interest rate swap. A hypothetical increase of 10% in the prime lending rate would not cause the Company's interest expense to increase significantly.

         In addition, the Company maintains a secured bank line of credit of up to a maximum of $20,000,000 which is to be utilized to finance inventories, receivables and operations on an interim basis. Interest on the line of credit is payable monthly at a variable rate based on the 30-day LIBOR plus 1.25%. A hypothetical increase of 10% in the LIBOR rate would not cause the Company's interest expense to increase significantly.

         Further, Hunter maintains a secured bank line of credit of up to a maximum of $2,250,000 (Canadian) which is to be utilized to finance inventories, receivables and operations on an interim basis. Interest on the line of credit is payable monthly at a variable rate based on the lender's prime rate plus one-half of one percent. A hypothetical increase of 10% in the prime lending rate would not cause the Company's interest expense to increase significantly.

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

PART II.     OTHER INFORMATION


ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 18, 1995, the Company closed the sale of 2,300,000 shares of common stock at a price of $9.50 per share in connection with the initial public offering of its stock. The proceeds of the offering, net of an underwriting discount of $1,530,000 and expenses of $923,000, were $19,397,000. Through the date of this Quarterly Report, the Company has used approximately $12.4 million of the proceeds to fund capital expenditures, acquire Hunter Technology Inc., repay outstanding indebtedness, acquire shares of its Common Stock in accordance with the Company's share repurchase program, and for working capital and other general corporate purposes. During the 1999 year-to-date period, the Company used approximately $2.8 million to repay outstanding indebtedness and for working capital and other general corporate purposes. See "Condensed Consolidated Balance Sheets," "Condensed Consolidated Statements of Cash Flows," and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources and -- Financial Position," appearing elsewhere in this report.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         The annual meeting of stockholders of Martin Industries, Inc. was held on May 21, 1999. At the annual meeting, the stockholders elected three members to the board of directors of the Company to serve as a class until the annual meeting to be held in 2002 and one director to serve until the annual meeting to be held in 2000. The nominees to the board of directors to serve until the annual meeting to be held in 2002 received the following number of votes:

                                       Shares Voted      Shares           Abstentions
                                           For          Withheld         and Non-Votes
                                       ------------     --------         -------------
         John L. Duncan                 7,773,507        114,634                0
         Robert L. Goucher              7,852,602         35,539                0
         William H. Martin, III         7,629,439        258,702                0

         The nominee to the board of directors to serve until the annual meeting to be held in 2000 received the following number of votes:

                                       Shares Voted      Shares           Abstentions
                                           For          Withheld         and Non-Votes
                                       ------------     --------         -------------
         Herbert J. Dickson             7,630,515        257,626                0

         At the annual meeting, the stockholders also considered the selection of the Company's independent auditors for the fiscal year ending December 31, 1999. The stockholders approved the selection by the board of directors of the accounting firm of Arthur Andersen LLP as independent auditors for the Company for said fiscal year by the following number of votes:

                                       Shares Voted          Shares Voted           Abstentions
                                           For                  Against            and Non-Votes
                                       ------------          ------------          -------------
                                         7,822,396              21,212                44,533

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

                  10(a) Salary Continuation Letter Agreement dated July 12, 1999 between Martin Industries, Inc. and Robert Kevin Caldwell.

                  **27     Financial Data Schedule.

         (b)      Reports on Form 8-K

                  No reports were filed on Form 8-K during the period.

-----------------------------------
 *Incorporated by reference
**Filed with electronic filing only

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995:

         With the exception of historical factual information, the matters and statements discussed, made or incorporated by reference in this Quarterly Report on Form 10-Q, including those regarding the anticipated restructuring charges resulting from the closing of the Washington Park facility, the Company's expectations regarding the possible exposure as a result of the Hunter Technology Inc.'s design and production problems, the Company's expectations and estimates regarding foreign currency exchange rate and interest rate risk, and the Company's plans and expectations regarding its Year 2000 issues, constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these "forward-looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "may," "believes," "estimates," "projects," "expects," "intends," and words of similar import. In addition, the Company and its representatives may from time to time make other oral or written statements that are also forward-looking statements. Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. In particular, there can be no assurance that the Company will not incur costs related to products of Hunter Technology Inc., costs related to remediation of the Year 2000 issue, or restructuring charges associated with the closing of the Washington Park facility in excess of those currently expected. These assumptions, risks and uncertainties include, but are not limited to, those associated with general economic cycles; the cyclical nature of the industries in which the Company operates and the factors related thereto, including consumer confidence levels, inflation, employment and income levels, the availability of credit, and factors affecting the housing industry; the potential in the Company's business to experience significant fluctuations in quarterly earnings, the Company's business strategy, including its strategy of new product development and making improvements in its manufacturing processes; potential losses from product liability and personal injury lawsuits; the effects of seasonality and weather conditions on the Company's home heating product sales and other sales; fluctuations in quarterly earnings due to ESOP accounting; the effect of existing and new governmental and environmental regulations applicable to the Company; the dependence of the Company on key personnel; the highly competitive nature of each of the industries in which the Company operates; the volatility of the stock price at which outstanding shares of the Company may trade from time to time; the ability of the Company and third parties with which it does business to identify and correct, with respect to the Year 2000 issue, all relevant computer codes and embedded chips, unanticipated delays or difficulties in the implementation of the Company's Year 2000 project plans and the ability of the third parties to redress their respective computer systems as they relate to the Year 2000 issue; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Commission. The Company expressly disclaims any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         MARTIN INDUSTRIES, INC.
         Date:    August 17, 1999                    By     /s/ Roderick V. Schlosser
                                                         --------------------------------------------
                                                                        Roderick V. Schlosser
                                                                        Vice President and Chief Financial Officer
                                                                        and Secretary
                                                                        (Executed on behalf of Registrant and
                                                                         as Principal Financial Officer)

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

         10(a) Salary Continuation Letter Agreement dated July 12, 1999 between Martin Industries, Inc. and Robert Kevin Caldwell.

         **27     Financial Data Schedule (for SEC use only).

         --------------------------
          *Incorporated by reference
         **Filed with electronic filing only