Form 10-Q
period 1999-10-02
MARTIN INDUSTRIES INC /DE/
filed 1999-11-16
CIK 942143

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                      QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For 39-Week Period Ended October 2, 1999            Commission File No. 0-26228

                             MARTIN INDUSTRIES, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                      63-0133054
------------------------------------------             -----------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)


       301 East Tennessee Street
           Florence, Alabama                                    35630
------------------------------------------             -----------------------
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

                     8,567,628 shares of Common Stock, $.01
                       par value, as of November 15, 1999

                             MARTIN INDUSTRIES, INC.

                                      INDEX



                                                                                   Page
                                                                                   ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Unaudited Condensed Consolidated Balance Sheets as of
                  October 2, 1999 and December 31, 1998                               2

                  Unaudited Condensed Consolidated Statements of Operations and
                  Comprehensive Income for the 13-Week and 39-Week Periods
                  Ended October 2, 1999 and September 26, 1998                        4

                  Unaudited Condensed Consolidated Statements of
                  Cash Flows for the 39-Week Periods Ended
                  October 2, 1999 and September 26, 1998                              5

                  Notes to Condensed Consolidated Financial Statements                6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                11

         Item 3.  Quantitative and Qualitative Disclosure About
                  Market Risk                                                        21


PART II. OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds                          22

         Item 6.  Exhibits and Reports on Form 8-K                                   22

PART 1   FINANCIAL INFORMATION

Item 1.  Financial Statements

                             MARTIN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS

                                                                October 2,         December 31,
                                                                   1999                1998
                                                              -------------        -------------
Current assets:
Cash and short-term investments                               $   1,769,000        $   9,818,000
Accounts and notes receivable, less
   allowance for doubtful accounts of
   $724,000 and $627,000, respectively                           22,040,000           10,712,000
Inventories                                                      13,099,000           20,323,000
Refundable income taxes                                           2,713,000            1,712,000
Deferred tax benefits                                             4,204,000            3,924,000
Prepaid expenses and other assets                                 1,071,000            1,277,000
                                                              -------------        -------------

      Total current assets                                       44,896,000           47,766,000
                                                              -------------        -------------


Property, plant and equipment, net                               13,044,000           10,004,000
Deferred tax benefits                                               752,000              622,000
Goodwill, net of accumulated amortization                         1,801,000            1,746,000
Other noncurrent assets                                           2,997,000            2,241,000
                                                              -------------        -------------

                                                                 18,594,000           14,613,000
                                                              -------------        -------------

      Total assets                                            $  63,490,000        $  62,379,000
                                                              =============        =============


The accompanying notes are an integral part of these condensed consolidated statements.

                             MARTIN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           October 2,           December 31,
                                                                              1999                   1998
                                                                         -------------         -------------
LIABILITIES
   Current liabilities:
      Notes payable                                                      $   1,104,000         $     159,000
      Current portion of long-term debt                                      1,714,000             1,741,000
      Accounts payable                                                       7,253,000             3,139,000
      Accrued liabilities:
         Payroll and employee benefits                                       2,742,000             2,348,000
         Product liability                                                   1,140,000               961,000
         Warranty                                                              866,000             1,126,000
         Workers' compensation                                                 752,000               709,000
         Other                                                               1,218,000               985,000
                                                                         -------------         -------------

            Total current liabilities                                       16,789,000            11,168,000
                                                                         -------------         -------------

   Long-term debt                                                            5,159,000             6,864,000
   Deferred compensation                                                     2,214,000             2,304,000
                                                                         -------------         -------------

                                                                             7,373,000             9,168,000
                                                                         -------------         -------------

              Total liabilities                                             24,162,000            20,336,000
                                                                         -------------         -------------

STOCKHOLDERS' EQUITY
   Preferred stock $.01 par value, 1,000,000
      shares authorized; no shares issued
      and outstanding                                                                0                     0
   Common stock, $.01 par value, 20,000,000 shares
      authorized; 9,759,773 shares issued at October 2,
      1999 and 9,752,053 at December 31, 1998                                   98,000                98,000
   Paid-in capital                                                          27,129,000            27,397,000
   Retained earnings                                                        20,384,000            24,229,000
   Foreign currency translation adjustment                                    (712,000)             (996,000)
                                                                         -------------         -------------

                                                                            46,899,000            50,728,000
   Less:
      Treasury stock at cost (1,192,145 shares at October 2,
         1999 and 1,325,170 at December 31, 1998)                            3,789,000             4,008,000
      Unearned compensation - ESOP                                           3,782,000             4,677,000
                                                                         -------------         -------------

            Total stockholders' equity                                      39,328,000            42,043,000
                                                                         -------------         -------------

            Total liabilities and stockholders' equity                   $  63,490,000         $  62,379,000
                                                                         =============         =============

The accompanying notes are an integral part of these condensed consolidated statements.

                             MARTIN INDUSTRIES, INC.
                        CONDENSED CONSOLIDATED STATEMENTS
                     OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                   13-WEEK                            39-WEEK
                                                                PERIOD ENDED                        PERIOD ENDED
                                                       ------------------------------      ------------------------------
                                                        OCTOBER 2,         SEPT. 26,        OCTOBER 2,        SEPT. 26,
                                                           1999              1998              1999              1998
                                                       ------------      ------------      ------------      ------------
NET SALES                                              $ 21,415,000      $ 20,102,000      $ 65,222,000      $ 63,243,000

Cost of sales                                            20,279,000        17,975,000        57,501,000        52,108,000
                                                       ------------      ------------      ------------      ------------

GROSS PROFIT                                              1,136,000         2,127,000         7,721,000        11,135,000
                                                       ------------      ------------      ------------      ------------
Operating Expenses:
   Selling                                                2,501,000         1,939,000         7,449,000         6,796,000
   General and administrative                             1,927,000         1,612,000         5,568,000         4,874,000
   Non-cash ESOP compensation expense                       159,000           312,000           513,000         1,090,000
   Restructure charge                                             0                 0                 0           615,000
                                                       ------------      ------------      ------------      ------------
                                                          4,587,000         3,863,000        13,530,000        13,375,000
                                                       ------------      ------------      ------------      ------------

OPERATING LOSS                                           (3,451,000)       (1,736,000)       (5,809,000)       (2,240,000)

Interest expense                                            186,000           224,000           586,000           771,000

Interest and other income                                   (92,000)         (120,000)       (1,484,000)         (817,000)
                                                       ------------      ------------      ------------      ------------

LOSS BEFORE CREDIT FOR INCOME TAXES                      (3,545,000)       (1,840,000)       (4,911,000)       (2,194,000)

Credit for income taxes                                  (1,135,000)         (426,000)       (1,516,000)         (462,000)
                                                       ------------      ------------      ------------      ------------

NET LOSS                                               $ (2,410,000)     $ (1,414,000)     $ (3,395,000)     $ (1,732,000)
                                                       ============      ============      ============      ============
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment                   (63,000)         (267,000)          284,000          (514,000)
                                                       ------------      ------------      ------------      ------------

Comprehensive loss                                     $ (2,473,000)     $ (1,681,000)     $ (3,111,000)     $ (2,246,000)
                                                       ============      ============      ============      ============
BASIC PER SHARE DATA:

Net loss                                               $      (0.32)     $      (0.20)     $      (0.47)     $      (0.24)
                                                       ============      ============      ============      ============
Weighted average number of common and common
      equivalent shares outstanding                       7,420,515         7,133,756         7,286,036         7,099,251
                                                       ============      ============      ============      ============
DILUTED PER SHARE DATA:

Net loss                                               $      (0.32)     $      (0.20)     $      (0.47)     $      (0.24)
                                                       ============      ============      ============      ============
Weighted average number of common and common
      equivalent shares outstanding                       7,420,515         7,133,756         7,286,036         7,099,251
                                                       ============      ============      ============      ============

DIVIDENDS DECLARED PER SHARE                           $      0.021      $      0.042      $      0.063      $      0.122
                                                       ============      ============      ============      ============

The accompanying notes are an integral part of these condensed consolidated statements.

                             MARTIN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        39-WEEK
                                                                                      PERIOD ENDED
                                                                         -----------------------------------
                                                                          OCTOBER 2,             SEPT. 26,
                                                                             1999                   1998
                                                                         -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $  (3,395,000)        $  (1,732,000)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                          1,222,000             1,259,000
      Gain on sales of assets                                                  (74,000)             (288,000)
      Gain on sale of division                                              (1,164,000)                    0
      Provision for doubtful accounts and notes receivable                      97,000                29,000
      Non-cash ESOP compensation expense                                       513,000             1,090,000
      Other changes in operating assets and liabilities                     (1,235,000)          (10,234,000)
                                                                         -------------         -------------

            Net cash used in operating activities                           (4,036,000)           (9,876,000)
                                                                         -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                     (4,225,000)           (1,053,000)
   Proceeds from sale of assets                                                185,000               370,000
   Proceeds from sale of division                                            1,051,000                     0
                                                                         -------------         -------------

      Net cash used in investing activities                                 (2,989,000)             (683,000)
                                                                         -------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term borrowings (repayments)                                      930,000                (7,000)
   Net repayments of long-term debt                                         (1,734,000)           (1,723,000)
   Purchase of treasury stock                                                        0            (1,729,000)
   Exercise of stock options                                                   105,000               121,000
   Cash dividends paid                                                        (330,000)             (676,000)
                                                                         -------------         -------------

      Net cash used in financing activities                                 (1,029,000)           (4,014,000)
                                                                         -------------         -------------
NET DECREASE IN CASH AND SHORT-TERM
   INVESTMENTS                                                              (8,054,000)          (14,573,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          5,000               (35,000)

CASH AND SHORT-TERM INVESTMENTS AT THE
   BEGINNING OF THE PERIOD                                                   9,818,000            15,157,000
                                                                         -------------         -------------
CASH AND SHORT-TERM INVESTMENTS AT THE
   END OF THE PERIOD                                                     $   1,769,000         $     549,000
                                                                         =============         =============
Cash paid during the period for:
  Interest, net                                                          $     525,000         $     693,000
  Income taxes, net                                                      $      22,000         $      18,000

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

         In the opinion of management, the unaudited interim condensed consolidated financial statements included herein reflect all adjustments necessary to present fairly the information set forth therein. The Company's business is seasonal and cyclical with the potential for significant fluctuations in quarterly earnings; therefore, the consolidated results of operations for the periods presented are not necessarily indicative of results expected for the full year.

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


2.  INVENTORIES

         The Company's inventories are primarily valued at last-in, first-out ("LIFO") cost, which is not in excess of market. Inventory costs include material, labor and overhead. The Company evaluates raw materials, purchased parts, work-in-process and finished goods to ensure that inventory is valued at the estimated net realizable value. Inherent in the estimates of net realizable value are management's estimates related to the Company's future customer demand, product mix and salvage value. At December 31, 1998, the Company recorded a reserve for excess and obsolete inventory of $1,716,000. At October 2, 1999, the reserve for excess and obsolete inventory was $2,295,000. An analysis of inventories at October 2, 1999 and December 31, 1998 follows:

                                                                               October 2,          December 31,
                                                                                  1999                  1998
                                                                              -------------        -------------
                                                                                          (Unaudited)
      Inventories valued at first-in, first-out ("FIFO") cost:
          Raw materials and purchased parts                                   $   8,932,000        $  10,644,000
          Work-in-process                                                         3,798,000            4,797,000
          Finished goods                                                          5,819,000           10,347,000
                                                                              -------------        -------------
                                                                                 18,549,000           25,788,000
          Less excess of FIFO over LIFO cost                                      5,450,000            5,465,000
                                                                              -------------        -------------
                                                                              $  13,099,000        $  20,323,000
                                                                              =============        =============

3.  EARNINGS PER SHARE

         Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is computed based on the weighted average number of shares outstanding, including the effect of outstanding stock options, if dilutive, in each respective year.

         A reconciliation of shares as the denominator of the basic EPS computation to the diluted EPS computation is as follows:

                                                                     13-Week Period Ended             39-Week Period Ended
                                                               ------------------------------    ------------------------------
                                                                October 2,      September 26,     October 2,      September 26,
                                                                  1999              1998             1999             1998
                                                               ------------     -------------    ------------     -------------
        Weighted average shares-basic,
            excluding ESOP and stock
            option effects                                        5,461,086        5,296,817        5,413,441        5,349,146

        Weighted average effect of ESOP
            shares committed to be
            released                                              1,959,429        1,836,939        1,872,595        1,750,105
                                                               ------------     ------------     ------------     ------------

        Weighted average shares-basic                             7,420,515        7,133,756        7,286,036        7,099,251

        Dilutive effect of stock options                                  0                0                0                0
                                                               ------------     ------------     ------------     ------------
        Weighted average number of
            common and common
            equivalent shares
            outstanding-diluted                                   7,420,515        7,133,756        7,286,036        7,099,251
                                                               ============     ============     ============     ============

         Options outstanding of 525,014 and 691,973 for the 13-week and 39-week periods ended October 2, 1999 and September 26, 1998, respectively, were not included in the table above as they were antidilutive.


4.  COMMITMENTS AND CONTINGENCIES

Product Contingency

         The Company experienced production and design problems with certain products manufactured by Hunter Technology Inc. ("Hunter"), a wholly-owned subsidiary of 1166081 Ontario Inc. These product problems, in some cases, caused the production to be suspended and, therefore, shipments were also suspended. Corrections have been implemented and the affected products are back in production. The Company has completed its evaluation of the potential exposure to deal with problems related to products shipped prior to these corrections, and it currently believes that the ultimate liability will not have a material adverse effect on the Company.

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

         During 1998, the Company effected a settlement with all but two of the former shareholders, and a contingent settlement with these two. Pursuant to the settlement, the Company has received approximately $315,000 (including interest) of funds held in escrow, an additional payment of $32,000, and cancellation of promissory notes and accrued interest totaling approximately $364,000. Consequently, during the fourth quarter of 1998, the Company recorded a gain on settlement of litigation of $422,000. The contingent settlement will result (if the contingency is satisfied and that portion of the settlement effectuated) in receipt by the Company of an additional $80,000, and cancellation of notes and accrued interest totaling approximately $219,000.

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


5.  RESTRUCTURE CHARGE

         As part of the continuing effort to reduce operating costs and improve manufacturing efficiencies, the Company made the decision to close its Washington Park, Illinois facility. The Company initiated the closing and the transfer of the gas grill, gas log and freestanding vent-free stove production into the Athens, Alabama and Huntsville, Alabama locations during the second quarter of 1998. The Company recorded a non-recurring charge of $615,000, before tax, in connection with the closing. The non-recurring charge includes plant closing costs of $590,000 (primarily payroll, severance and payroll taxes of $234,000 and group insurance of $255,000) and a property, plant and equipment valuation charge of $25,000. The estimated reserve remaining as of October 2, 1999 and December 31, 1998 totaled $128,000 and $251,000, respectively.


6.  SALE OF CERTAIN ASSETS

         On March 31, 1999, the Company completed the sale of all of the assets of its Ashley solid fuel division to United States Stove Company. The Company recorded a gain on the sale of the Ashley division of $1,164,000 which is included in interest and other income in the Condensed Consolidated Statements of Operations and Comprehensive Income.

7.  INDUSTRY SEGMENT INFORMATION

         Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, certain information is disclosed for the two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company's significant sales segments. The home heating products segment includes vented and vent-free gas heaters and furnaces, pre-engineered gas- and wood-burning fireplaces and gas logs. The leisure and other products segment includes premium gas barbecue grills and utility trailer kits. The accounting policies for each segment are the same as those used by the Company. The Company evaluates performance based on net sales, gross profit and segment contribution, defined as gross profit less selling expenses. As such, the Company does not allocate general and administrative expense, non-cash ESOP compensation expense, interest expense, interest and other income or income taxes to the reportable operating segments. The segment results include certain overhead allocations, primarily related to fixed manufacturing and selling expenses. The results and identifiable net assets for the two reportable segments of the Company are included in the following table.


                                                                                    Segment Information
                                                               ----------------------------------------------------------------
                                                                     13-Week Period Ended             39-Week Period Ended
                                                               ------------------------------    ------------------------------
                                                                October 2,      September 26,     October 2,      September 26,
                                                                  1999              1998             1999             1998
                                                               ------------     -------------    ------------     -------------
                                                                                        (In thousands)
        Net sales:
               Home heating products                           $     19,519     $     18,484     $     45,383     $     45,726
               Leisure and other products                             1,896            1,618           19,839           17,517
                                                               ------------     ------------     ------------     ------------
                                                               $     21,415     $     20,102     $     65,222     $     63,243
                                                               ============     ============     ============     ============
        Gross profit (loss):
               Home heating products                           $      1,292     $      2,041     $      4,361     $      7,429
               Leisure and other products                              (156)              86            3,360            3,706
                                                               ------------     ------------     ------------     ------------
                                                               $      1,136     $      2,127     $      7,721     $     11,135
                                                               ============     ============     ============     ============
        Segment contribution (loss): (1)
               Home heating products                           $       (408)    $        445     $       (416)    $      2,676
               Leisure and other products                              (957)            (340)             688            1,429
                                                               ------------     ------------     ------------     ------------
                                                               $     (1,365)    $        105     $        272     $      4,105
                                                               ============     ============     ============     ============



                                                                October 2,      September 26,
                                                                  1999              1998
                                                               ------------     -------------
        Identifiable net assets: (2)
               Home heating products                           $     17,067     $     21,778
               Leisure and other products                             5,567            6,868
               Other (3)                                              3,509            1,681
                                                               ------------     ------------
                                                               $     26,143     $     30,327
                                                               ============     ============

(1) Segment contribution (loss) consists of gross profit less selling expenses.

(2) Represents property, plant and equipment and inventory (each net of respective reserves).

(3) Represents amount attributable to the Company's corporate administration.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited interim condensed consolidated financial statements of the Company and notes thereto appearing elsewhere in this Form 10-Q. All references to the third quarter of 1999 and the third quarter of 1998 are referring to the 13-week periods ended October 2, 1999 and September 26, 1998, respectively. All references to the 1999 year-to-date period and the 1998 year-to-date period are referring to the 39-week periods ended October 2, 1999 and September 26, 1998, respectively.

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

         The Company has evaluated its Programs and Systems to identify and address potential Year 2000 compliance problems. As a result, the Company has purchased Year 2000 compliant versions of its packaged Programs and Systems and has decided to modify its custom Programs and Systems. The Company has incurred approximately $135,000 during 1997, 1998 and 1999 and expects to incur an additional $20,000 during 1999 to modify or make selective improvements to its Programs and Systems. The Company plans to complete the replacement and modification of its IT Programs and Systems by the end of 1999. While some non-critical systems may not be addressed until after December 1999, the Company believes such systems will not disrupt its operations in a material manner. With respect to the Company's non-IT systems, the Company has completed its evaluation, but currently believes the significant non-IT systems are not date dependent.

         The process of inquiring into Year 2000 compliance by significant or critical third parties has been completed. Based on the responses it has received, the Company has not identified any such third parties which need to be replaced due to non-compliance.

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

        A contingency plan has been developed by the Company which consists primarily of entering into a proposed contract with a third party supplier to provide operating systems off-site to run the Company's computer software programs that support the Company's essential business functions in the event Year 2000 issues disrupt significantly the Company's essential business functions. The contract is currently being negotiated and is subject to review and approval by senior management. The Company's contingency plan also includes performing additional training and testing activities in the final months of 1999 and scheduling the availability of key personnel in the event Year 2000 problems are encountered.

         The Company, in the normal course of its business, has evaluated the need for a system-wide replacement of its Programs and Systems without regard to the Year 2000 compliance issue. As a result of the evaluation and as part of the Company's long-term strategic plan, the Company made the decision to purchase fully integrated Enterprise Resource Planning ("ERP") Programs and Systems that will replace its current Program and Systems. Such ERP Programs and Systems are designed to be Year 2000 compliant. The Company has incurred approximately $1.9 million through October 2, 1999 and expects to incur an additional $1.2 million during 1999 and 2000 to complete the installation of the new Programs and Systems.

         Many of the statements in this section constitute forward-looking statements and are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or contemplated by these statements. See "Safe Harbor' Statement under the Private Securities Litigation Reform Act of 1995" appearing on page 23 of this report.

RESULTS OF OPERATIONS

         The following tables set forth, for the periods indicated, information derived from the Company's financial statements expressed as a percentage of net sales.

                                                             13-Week Period Ended             39-Week Period Ended
                                                       ------------------------------    ------------------------------
                                                        October 2,      September 26,     October 2,      September 26,
                                                          1999              1998             1999             1998
                                                       ------------     -------------    ------------     -------------
Net sales                                                     100.0%           100.0%           100.0%           100.0%
Cost of sales                                                  94.7             89.4             88.2             82.4
                                                       ------------     ------------     ------------     ------------
Gross profit                                                    5.3             10.6             11.8             17.6

Operating expenses:
     Selling                                                   11.7             10.1             11.4             11.1
     General and administrative                                 9.0              7.6              8.5              7.3
     Non-cash ESOP compensation expense                         0.7              1.5              0.8              1.7
     Restructure charge                                         0.0              0.0              0.0              1.0
                                                       ------------     ------------     ------------     ------------
                                                               21.4             19.2             20.7             21.1
                                                       ------------     ------------     ------------     ------------

Operating income (loss)                                       (16.1)            (8.6)            (8.9)            (3.5)
Interest expense                                                0.9              1.1              0.9              1.2
Interest and other income                                      (0.4)            (0.6)            (2.3)            (1.3)
                                                       ------------     ------------     ------------     ------------

Income (loss) before income taxes                             (16.6)            (9.1)            (7.5)            (3.4)
Provision (credit) for income taxes                            (5.3)            (2.1)            (2.3)            (0.7)
                                                       ------------     ------------     ------------     ------------

Net income (loss)                                             (11.3)%           (7.0)%           (5.2)%           (2.7)%
                                                       ============     ============     ============     ============

13-WEEK PERIOD ENDED OCTOBER 2, 1999 COMPARED TO 13-WEEK PERIOD ENDED SEPTEMBER 26, 1998

Net Sales

         Net sales in the 13-week period ended October 2, 1999 increased to $21.4 million from $20.1 million in the 13-week period ended September 26, 1998, an increase of $1.3 million, or 6.5%.

Home Heating Products. Net sales of home heating products increased to $19.5 million in the third quarter of 1999 from $18.5 million in the third quarter of 1998, an increase of $1.0 million, or 5.6%. The increase in net sales of home heating products was primarily the result of a 23.4% increase in gas heating net sales to $11.3 million. Gas heating sales benefited from the acceptance of the Company's imported heaters in the domestic marketplace and the shift in gas heating shipments into the second half of the year. The increase in gas heating net sales was partially offset by a 4.4% decrease in Martin Fireplace net sales to $7.1 million. Martin Fireplace sales were adversely affected by the impact of lower inventory levels resulting from temporary capacity restraints, along with inefficiencies associated with the August change in the temporary labor agency that services the Company's Athens, Alabama facility. These factors, together with increased demand, contributed to the Martin Fireplace order file increasing $1.4 million, or 119%, as of the end of the quarter compared with the same date in 1998.

Leisure and Other Products. Net sales of leisure and other products increased $278,000, or 17.2%, in the third quarter of 1999 to $1.9 million, as compared to $1.6 million in the third quarter of 1998. Net sales of barbecue gas grills were $1.6 million in the third quarter of 1999 compared with $727,000 in the same period of 1998. The increase in net sales was primarily the result of sales shifting into the third quarter due to cooler weather earlier this year and the continued acceptance of premium gas grills in the marketplace. Net sales of NuWay utility trailers decreased $535,000 to $123,000 in the third quarter of 1999. Trailer sales were adversely affected by a provision for anticipated returns from a retail customer. In addition, during the quarter, the Company established a reserve in connection with the payment of certain advertising and promotional costs associated with this same retail customer which is included in selling expenses. The Company has instituted legal proceedings against this customer to collect amounts owed to the Company from sales of trailers to the customer. The outcome of which is uncertain at this time.

Gross Profit

         Gross profit in the third quarter of 1999 was $1.1 million as compared to $2.1 million in the third quarter of 1998, a decrease of $1.0 million, or 46.6%. Gross margin, defined as gross profit as a percentage of net sales, decreased to 5.3% in the third quarter of 1999 from 10.6% in the third quarter of 1998.

Home Heating Products. Gross profit on net sales of home heating products in the third quarter of 1999 was $1.3 million as compared to $2.0 million in the third quarter of 1998, a decrease of $749,000, or 36.7%. The decrease in gross profit principally resulted from a $726,000 charge for excess and obsolete inventory, competitive pressures on selling prices for gas heaters and fireplaces, and a continued shift in mix to lower margin products. The third quarter inventory charge was primarily the result of the development of new products, the planned consolidation of certain product lines, and the write down of slow-moving, discontinued products. Gross margin was 6.6% in the third quarter of 1999 as compared to 11.0% in the third quarter of 1998.

Leisure and Other Products. Gross loss on net sales of leisure and other products in the third quarter of 1999 was $156,000 as compared to a gross profit of $86,000 in the third quarter of 1998, a decrease of

$242,000. The decrease in gross profit was primarily the result of a $257,000 charge for excess and obsolete inventory, the reasons for which are noted in the preceding paragraph. Gross margin was (8.2%) in the third quarter of 1999 as compared to 5.3% in the third quarter of 1998.

Selling Expenses

         Selling expenses in the third quarter of 1999 increased to $2.5 million from $1.9 million in the third quarter of 1998, an increase of $562,000, or 29.0%, primarily the result of an increase in sales during the period and advertising and promotion expenses.

Segment Contribution (Loss)

         Total segment loss, defined as gross profit less selling expenses, was $1.4 million in the third quarter of 1999, compared to a segment contribution of $105,000 in the third quarter of 1998. The decrease was the result of the 46.6% decrease in gross profit and the 23.7% increase in selling expenses.

General and Administrative Expenses

         General and administrative expenses increased $315,000, or 19.5%, in the third quarter of 1999 as compared to the third quarter of 1998. The increase was primarily the result of increased data processing and design and development expenses and increased expenses associated with certain post-employment benefits accrued as the result of the termination of a corporate officer.

Non-cash ESOP Compensation Expense

         Non-cash ESOP compensation expense was $159,000 in the third quarter of 1999 as compared to $312,000 in the third quarter of 1998, a decrease of $153,000, or 49.0%. In the third quarter of 1999, 71,661 shares of unallocated ESOP stock were committed to be released as compensation at an average fair value of $2.22 per share as compared to 74,040 shares committed to be released as compensation at an average fair value of $4.21 per share in the third quarter of 1998.

Interest Expense

         Interest expense in the third quarter of 1999 was $186,000 as compared to $224,000 in the third quarter of 1998, a decrease of $38,000, or 17.0%. The decrease was primarily attributable to a decrease in average outstanding debt.

Interest and Other Income

         Interest and other income in the third quarter of 1999 was $92,000 as compared to $120,000 in the third quarter of 1998, a decrease of $28,000, or 23.3%. The decrease was primarily attributable to a decrease in the average amount of short-term investments.

Credit for Income Taxes

         The credit for income taxes was $1.1 million in the third quarter of 1999 as compared to $426,000 in the third quarter of 1998. The effective tax rate was (32.0%) in the third quarter of 1999 as compared to (23.2%) in the third quarter of 1998. The effective tax rate differs from the amount computed by applying the federal statutory rate primarily due to the non-recognition of a tax benefit on the pre-tax loss of Hunter during the periods presented because realization of any additional tax benefit was not assured.

Net Loss and Net Loss Per Share

         The net loss in the third quarter of 1999 was $2.4 million as compared to $1.4 million in the third quarter of 1998. The change was primarily the result of the factors discussed above.

         The net loss per share-basic was $0.32 in the third quarter of 1999 as compared to $0.20 in the third quarter of 1998. The change in net loss per share-basic was primarily the result of the change in net loss to $2.4 million from a net loss of $1.4 million, partially offset by the increase in the weighted average shares outstanding. The increase in the weighted average shares outstanding was primarily the result of stock options exercised and ESOP shares released and committed to be released to participants.

         The net loss per share-diluted was $0.32 in the third quarter of 1999 as compared to $0.20 in the third quarter of 1998 as the effect of outstanding stock options was antidilutive.


39-WEEK PERIOD ENDED OCTOBER 2, 1999 COMPARED TO 39-WEEK PERIOD ENDED SEPTEMBER 26, 1998

Net Sales

         Net sales in the 39-week period ended October 2, 1999 increased to $65.2 million as compared to $63.2 million in the 39-week period ended September 26, 1998, an increase of $2.0 million, or 3.1%.

Home Heating Products. Net sales of home heating products decreased to $45.4 million in the 1999 year-to-date period as compared to $45.7 million in the 1998 year-to-date period, a decrease of $343,000, or 0.8%. The decrease in net sales of home heating products was primarily the result of a decrease in gas and solid fuel heating products sales of $1.4 million, partially offset by an increase in fireplace sales of $1.1 million.

Leisure and Other Products. Net sales of leisure and other products increased $2.3 million, or 13.3%, in the 1999 year-to-date period to $19.8 million as compared to $17.5 million in the 1998 year-to-date period. The increase was primarily the result of a $2.7 million, or 21.7%, increase in net sales of barbecue gas grills. The increase in barbecue gas grill net sales was primarily due to the continued acceptance of premium gas grills in the marketplace. Net sales of utility trailer kits decreased $378,000, or 8.3%, in the 1999 year-to-date period to $4.2 million as compared to $4.6 million in the 1998 year-to-date period. Trailer sales were adversely affected by the introduction of new products by competitors and a provision for anticipated returns from a retail customer.

Gross Profit

         Gross profit in the 1999 year-to-date period was $7.7 million as compared to $11.1 million in the 1998 year-to-date period, a decrease of $3.4 million, or 30.7%. Gross margin decreased to 11.8% in the 1999 year-to-date period from 17.6% in the 1998 year-to-date period.

Home Heating Products. Gross profit on net sales of home heating products was $4.4 million in the 1999 year-to-date period as compared to $7.4 million in the 1998 year-to-date period, a decrease of

 $3.1 million, or 41.3%. Gross margin decreased to 9.6% in the 1999 year-to-date period from 16.2% in the 1998 year-to-date period. The decrease in gross margin was primarily the result of increased manufacturing costs, competitive pressures on selling prices for gas heaters, a continued shift to lower margin products, reduced sales volume and margins on gas heating products, reduced sales volume of solid fuel heating products and a charge for excess and obsolete inventory during the third quarter of 1999.

Leisure and Other Products. Gross profit on net sales of leisure and other products decreased $346,000, or 9.3%, in the 1999 year-to-date period to $3.4 million as compared to $3.7 million in the 1998 year-to-date period. Gross margin decreased to 16.9% in the 1999 year-to-date period from 21.2% in the 1998 year-to-date period. The decrease was primarily the result of increased manufacturing costs due to quality improvement initiatives associated with the gas grill production line and a charge for excess and obsolete inventory during the third quarter of 1999.

Selling Expenses

         Selling expenses in the 1999 year-to-date period were $7.4 million as compared to $6.8 million in the 1998 year-to-date period, an increase of $653,000, or 9.6%. The increase was primarily due to an increase in sales volume and advertising and promotion expenses, primarily offset by a decrease in co-op advertising. Selling expenses as a percentage of net sales increased to 11.4% in the 1999 year-to-date period from 11.1% in the 1998 year-to-date period.

Segment Contribution

         Total segment contribution was $272,000 in the 1999 year-to-date period compared to $4.1 million in the 1998 year-to-date period. The $3.8 million decrease was primarily the result of the decrease in gross profit and the increase in selling expenses discussed above.

General and Administrative Expenses

         General and administrative expenses increased $694,000, or 14.2%, in the 1999 year-to-date period as compared to the 1998 year-to-date period. The increase was primarily the result of increased human resources, data processing and design and development expenses and increased expenses associated with certain post-employment benefits accrued as the result of the termination of a corporate officer.

Non-cash ESOP Compensation Expense

         Non-cash ESOP compensation expense decreased $577,000, or 52.9%, in the 1999 year-to-date period to $513,000, as compared to $1.1 million in the 1998 year-to-date period. In the 1999 year-to-date period, 214,755 shares of unallocated ESOP stock were committed to be released as compensation at an average fair value of $2.39 per share, as compared to 224,568 shares committed to be released as compensation at an average fair value of $4.85 per share in the 1998 year-to-date period.

Restructure Charge

         As reported in the Company's Form 10-Q for the 13-week period ended March 28, 1998, the Company made the decision to close its Washington Park, Illinois facility. The Company initiated the closing and the transfer of the gas grill, gas log and freestanding vent-free stove production into the Athens, Alabama and Huntsville, Alabama locations during the third quarter of 1998.

Interest Expense

         Interest expense decreased $185,000, or 24.0%, in the 1999 year-to-date period to $586,000, as compared to $771,000 in the 1998 year-to-date period. The decrease was primarily attributable to a decrease in average outstanding debt during the year-to-date period.

Interest and Other Income

         Interest and other income increased $667,000, or 81.6%, in the 1999 year-to-date period to $1.5 million, as compared to $817,000 in the 1998 year-to-date period. The increase was primarily the result of the $1.2 million gain on the sale of the Ashley division recorded in the first quarter of 1999, offset by the $288,000 gain on sale of marketable securities recorded during the third quarter of 1998 and a decrease in interest income on short-term investments.

Credit for Income Taxes

         The credit for income taxes was $1.5 million in the 1999 year-to-date period as compared to $462,000 in the 1998 year-to-date period. The effective tax rate was 30.9% in the 1999 year-to-date period as compared to 21.1% in the 1998 year-to-date period. The effective tax rate differs from the amount computed by applying the federal statutory rate primarily due to the non-recognition of a tax benefit on the net loss of Hunter during the periods presented because realization of any additional tax benefit was not assured.

Net Loss and Net Loss Per Share

         The net loss in the 1999 year-to-date period was $3.4 million as compared to the net loss of $1.7 million in the 1998 year-to-date period. The change was primarily the result of the factors discussed above.

         The net loss per share-basic was $0.47 in the 1999 year-to-date period as compared to $0.24 in the 1998 year-to-date period. The change in net loss per share-basic was primarily the result of the increase in net loss to $3.4 million from a net loss of $1.7 million, partially offset by the increase in the weighted average shares outstanding. The increase in weighted average shares outstanding was primarily the result of stock options exercised and ESOP shares released and committed to be released to participants.

         The net loss per share on a diluted basis was the same as the net loss per share on a basic basis for the 1999 year-to-date period and the 1998 year-to-date period as the effect of outstanding stock options was antidilutive

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations from internally generated funds and seasonal borrowings under its bank line of credit. The Company's primary capital requirements are for working capital, debt service and capital expenditures.

         The Company's operations in the 39-week period ended October 2, 1999 used $4.0 million in cash primarily to finance the operating loss and increases in extended term ("dating") receivables. The Company's initial public offering investments and proceeds from the sales of certain assets were utilized to provide these funds and those needed for capital expenditures of $4.2 million, long-term debt repayments of $1.7 million and dividends for the period.

         As discussed above, the Company finances temporary working capital requirements under a bank line of credit with its principal lender. The credit agreement provides a line of $20 million for a term expiring July 31, 2000. The line of credit is secured by a lien on the receivables and inventory of Martin Industries, Inc. (exclusive of the receivables and inventory of Hunter). Interest on the line of credit is payable monthly at a variable rate equivalent to 30-day London Interbank Offered Rate ("LIBOR") plus 1.25%, which at November 15, 1999 was 6.6575%. During the 1999 year-to-date period there were no borrowings on the line of credit.

         During 1998, Hunter established a bank line of credit with a Canadian financial institution. The credit agreement provides a line of $2,250,000 (Canadian). The credit line is subject to an annual review on April 30 each year. The financial institution's review could result in the cancellation of the line or a revision of its terms. As of November 15, 1999, the financial institution had not communicated the results of the review for 1999. In the event that the financial institution terminates the line of credit or proposes amended terms that are unacceptable to the Company, the Company believes it has adequate capital resources available to fund Hunter's operations in the near term. The line of credit is secured by Hunter's receivables, inventory and equipment. Interest on the line of credit is payable monthly at a variable rate equivalent to the financial institution's prime lending rate plus one-half of one percent, which at November 15, 1999 was 6.75%. As of October 2, 1999, the outstanding balance of the line of credit was $1.4 million (Canadian).

         On October 29, 1999, the Company announced that its Board of Directors had discontinued the payment of regular quarterly cash dividends. The Company's Board of Directors decided that it would be in the best interests of the Company and its stockholders for the Company to discontinue the payment of a cash dividend at this time and to invest those funds in the business in support and furtherance of the Company's strategic plan and enhancement of stockholder value. The future payment of dividends will be within the discretion of the Board of Directors and will depend on the Company's profitability, capital requirements, financial condition, business opportunities and other factors which the Board of Directors may deem relevant.

FINANCIAL POSITION

         Cash and short-term investments in the 1999 year-to-date period decreased $8.0 million as a result of the factors discussed above. Accounts receivable increased $11.3 million in the 1999 year-to-date period. Inventory decreased $7.2 million in the 1999 year-to-date period. The increase in accounts receivable was primarily the result of an $8.3 million increase in dating receivables. In an effort to better control its production schedule in light of the seasonal nature of its home heating products and barbecue gas grill business, the Company utilizes early booking programs under which customers receive favorable dating terms for placing their orders early and permitting the Company to ship the products at "factory convenience."

         The decrease in inventories was primarily attributable to the Company's plan to improve inventory turns and reduce inventory levels, the sale of the Ashley solid fuel heating division and the charge for excess and obsolete inventory during the third quarter of 1999. The inventory charge was primarily the result of the development of new products, the planned consolidation of certain product lines, and the write-down of slow-moving, discontinued products.

         During the 1999 year-to-date period, net property, plant and equipment increased $3.0 million. The increase was the result of $4.2 million in capital expenditures during the 1999 year-to-date period offset by depreciation expense of $1.2 million. Capital expenditures primarily include machinery and equipment for the the Company's production facilities and costs incurred in conjunction with the purchase of fully integrated Enterprise Resource Planning Programs and Systems (see "Year 2000 Compliance").


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates as part of its normal operations. The Company has estimated its market risk exposures using sensitivity analyses assuming a 10% change in market rates.

FOREIGN CURRENCY EXCHANGE RATE RISK

         Due to its Canadian operations, the Company has assets, liabilities, operations and cash flows in the Canadian currency. Fluctuations in foreign currency exchange rates impact the U.S. dollar value of Canadian dollar assets, liabilities, operations and cash flows. The Company translates the Canadian dollar income statement to U.S. dollars using the average rate of exchange calculated each month and translates the Canadian dollar balance sheet to U.S. dollars using the closing rate of exchange as of the balance sheet date. Certain accounts (e.g., capital stock) are translated using an historical exchange rate. Consequently, unrealized foreign currency translation adjustments are reported as a separate component of stockholders' equity. To illustrate the potential impact of changes in foreign currency exchange rates on the unrealized foreign currency translation adjustment, a hypothetical 10% change (decrease) in the average and closing exchange rates for the nine-month period ended October 2, 1999 would have increased the unrealized foreign currency translation adjustment (a loss) by $791,000.

Interest Rate Risk

         To manage its exposure to changes in interest rates, the Company uses both fixed and variable rate debt. At October 2, 1999, the Company had $3,580,000 of debt outstanding at a variable interest rate of 79.5% of prime plus 1.35%. However, the Company is also a party to an interest rate swap which effectively converts the interest rate on the debt to a fixed rate of 8.21%. The debt is scheduled to mature in September 2002. The interest rate swap is scheduled to expire in January 2000. Therefore, the Company would be exposed to interest rate fluctuations on the January 2000 debt balance upon expiration of the interest rate swap. A hypothetical increase of 10% in the prime lending rate would not cause the Company's interest expense to increase significantly.

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

         Further, Hunter maintains a secured bank line of credit of up to a maximum of $2,250,000 (Canadian) which is to be utilized to finance inventories, receivables and operations. Interest on the line of credit is payable monthly at a variable rate based on the lender's prime rate plus one-half of one percent. A hypothetical increase of 10% in the prime lending rate would not cause the Company's interest expense to increase significantly.

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


PART II.     OTHER INFORMATION


ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 18, 1995, the Company closed the sale of 2,300,000 shares of common stock at a price of $9.50 per share in connection with the initial public offering of its stock. The proceeds of the offering, net of an underwriting discount of $1,530,000 and expenses of $923,000, were $19,397,000. Through the date of this Quarterly Report, the Company has used approximately $17.7 million of the proceeds to fund capital expenditures, acquire Hunter Technology Inc., repay outstanding indebtedness, acquire shares of its Common Stock in accordance with the Company's share repurchase program, and for working capital and other general corporate purposes. During the 1999 year-to-date period, the Company used approximately $8.1 million for capital expenditures, to repay outstanding indebtedness and for working capital and other general corporate purposes. See "Condensed Consolidated Balance Sheets," "Condensed Consolidated Statements of Cash Flows," and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources and -- Financial Position," appearing elsewhere in this report.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits


         *3(a)    Form of Restated Certificate of Incorporation of Martin
                  Industries, Inc. which was filed as Exhibit 3(a) to the Registrant's Registration Statement on Form S-1 filed with the Commission on July 10, 1995 (Registration No. 33-90432).

         *3(b) Bylaws of Martin Industries, Inc. as amended and restated on May 16, 1997 which were filed as Exhibit 3(b) to the Registrant's Quarterly statement on Form 10-Q for the 39-week period ended June 28, 1997 (Commission File No. 0-26228).

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

         10(a)    Operating Credit Line Agreement by and between Hunter
                  Technology Inc. and Canadian Imperial Bank of Commerce dated
                  October 21, 1998 for a credit limit of $2,250,000 (Canadian).

       **27       Financial Data Schedule (for SEC use only).

   (b)  Reports on Form 8-K

        No reports were filed on Form 8-K during the period.

-----------------------------------
 *Incorporated by reference
**Filed with electronic filing only

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995:

         With the exception of historical factual information, the matters and statements discussed, made or incorporated by reference in this Quarterly Report on Form 10-Q, including those regarding the restructuring charges resulting from the closing of the Washington Park facility, the Company's expectations regarding the possible exposure as a result of Hunter Technology Inc.'s design and production problems, the provision for anticipated returns and reserves established in connection with the payment of certain advertising and promotional costs associated with a retail customer of NuWay utility trailers, the Company's expectations and estimates of the foreign currency exchange rate and interest rate risk, and the Company's plans and expectations regarding its Year 2000 issues, constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these "forward-looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "may," "believes," "estimates," "projects," "expects," "intends," and words of similar import. In addition, the Company and its representatives may from time to time make other oral or written statements that are also forward-looking statements. Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. In particular, there can be no assurance that the Company will not incur costs related to products of Hunter Technology Inc., costs related to remediation of the Year 2000 issue, restructuring charges associated with the closing of the Washington Park facility, or costs associated with sales to a NuWay utility trailer customer in excess of those currently expected. These assumptions, risks and uncertainties include, but are not limited to, those associated with general economic cycles; the cyclical nature of the industries in which the Company operates and the factors related thereto, including consumer confidence levels, inflation, employment and income levels, the availability of credit, and factors affecting the housing industry; the potential in the Company's business to experience significant fluctuations in quarterly earnings, the Company's business strategy, including its strategy of new product development and making improvements in its manufacturing processes; potential losses from product liability and personal injury lawsuits; the effects of seasonality and weather conditions on the Company's home heating product sales and other sales; fluctuations in quarterly earnings due to ESOP accounting; the effect of existing and new governmental and environmental regulations applicable to the Company; the dependence of the Company on key personnel; the highly competitive nature of each of the industries in which the Company operates; the volatility of the stock price at which outstanding shares of the Company may trade from time to time; the ability of the Company and third parties with which it does business to identify and correct, with respect to the Year 2000 issue, all relevant computer codes and embedded chips, unanticipated delays or difficulties in the implementation of the Company's Year 2000 project plans and the ability of the third parties to redress their respective computer systems as they relate to the Year 2000 issue; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the

Commission. The Company expressly disclaims any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     MARTIN INDUSTRIES, INC.

     Date: November 15, 1999     By   /s/ Roderick V. Schlosser
                                    --------------------------------------------
                                          Roderick V. Schlosser
                                          Vice President and Chief Financial
                                          Officer and Secretary
                                          (Executed on behalf of Registrant and
                                          as Principal Financial Officer)

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

*3(b) By-laws of Martin Industries, Inc. as amended and restated on May 16, 1997 which were filed as Exhibit 3(b) to the Registrant's Quarterly Statement on Form 10-Q for the 39-week period ended June 28, 1997 (Commission File No. 0-26228).

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

10(a)    Operating Credit Line Agreement by and between Hunter
         Technology Inc. and Canadian Imperial Bank of Commerce dated
         October 21, 1998 for a credit limit of $2,250,000 (Canadian).

**27     Financial Data Schedule (for SEC use only).


--------------------------
 *Incorporated by reference
**Filed with electronic filing only