Form 10-K405
period 1999-12-31
MARTIN INDUSTRIES INC /DE/
filed 2000-03-30
CIK 942143

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  DECEMBER 31, 1999
                           -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   0-26228
                      ----------

                            MARTIN INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       DELAWARE                                                      63-0133054
--------------------------------------------------------------          ------------------------------------
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)


        301 EAST TENNESSEE STREET, FLORENCE, ALABAMA                                   35630
--------------------------------------------------------------          ------------------------------------
          (Address of principal executive offices)                                   (Zip Code)

Registrant's telephone number, including area code   (256) 767-0330
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                                              Name of each exchange on
                   Title of each class                                            which registered

                          NONE                                                          NONE
--------------------------------------------------------------          ------------------------------------


Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK, $0.01 PAR VALUE
                                                             -----------------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]     No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.


AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NONAFFILIATES AS OF MARCH 22, 2000: $7,908,431
--------------------------------------------------------------------------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     COMMON STOCK, $0.01 PAR VALUE, AS OF MARCH 22, 2000: 8,571,148 SHARES


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


    (1) Proxy Statement for 2000 annual meeting of stockholders - Part III.

--------------------------------------------------------------------------------

                                     PART I

ITEM 1.   BUSINESS

GENERAL

         The Company is a manufacturer of home heating products. The Company's home heating products are marketed under the Martin Gas Products, Martin Fireplace, Atlanta Stove, Warm Morning, Prime Heat and Hunter brand names, representing over 150 combined years in the home heating appliance marketplace. Through acquisitions, the Company has also become a producer of premium gas barbecue grills and do-it-yourself utility trailer kits. The Company manufactures its products at three facilities, of which two are located in North Alabama and one is located in Southern Ontario, Canada, and markets its products throughout the United States and parts of Canada through a variety of distribution channels.

         On March 31, 1999, the Company completed the sale of all of the assets of its Ashley solid fuel heater division. The Company recorded a gain on the sale of the Ashley division of $1,167,000. See Note 10 to Notes to Consolidated Financial Statements.

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

         Net sales, gross profit, segment contribution, identifiable assets and other financial data of the Company's industry segments for the three years ended December 31, 1999 are contained in Note 13 to Notes to Consolidated Financial Statements.

PRODUCTS

         Home Heating Products. Home heating products represent the largest segment of the Company's business, contributing $65.0 million, or 75.9%, of net sales of continuing operations in 1999. The Company manufactures and distributes a broad line of vented and vent-free gas heaters and furnaces under the Martin Gas Products, Atlanta Stove, Warm Morning, Prime Heat and Hunter brand names and a variety of models of gas logs, gas stoves, pre-engineered wood and gas fireplaces and gas inserts under the Martin Gas Products, Martin Fireplaces, Atlanta Stove, Prime Heat and Hunter brand names.

         The Company manufactures and distributes its hearth products in a range of prices for each of the common fuel categories (i.e., wood and gas logs that burn natural gas or liquefied petroleum) and in a wide variety of designs. Gross sales of fireplaces, gas logs and freestanding gas stoves were $35.5 million, $36.9 million and $35.2 million in 1999, 1998 and 1997, respectively, which represented 39.5%, 42.1% and 38.5% of total gross sales of continuing operations in those respective periods.

         In 1999 the Company produced and marketed a variety of vent-free and vented room heaters, direct-vent wall furnaces, wall furnaces and floor furnaces. Gross sales of vent-free room heaters were $10.1 million, $7.4 million and $10.3 million in 1999, 1998 and 1997, respectively, which represented 11.2%, 8.4% and 11.3% of total gross sales of continuing operations in the respective periods.

         Leisure and Other Products. The Company manufactures and markets a number of models of its Broilmaster grills with premium features. Gross sales of gas grills were $16.3 million, $13.8 million and $11.7 million in 1999, 1998 and 1997, respectively, which represented 18.2%, 15.7% and 12.8% of total gross sales of continuing operations in the respective periods.

         The Company also produces several models of 85% preassembled and unassembled metal trailer kits. The Company's trailers comply with Department of Transportation requirements for highway use and can be used for a variety of light cargo transportation purposes.

         The Company's business strategy involves a commitment to the development of new products and enhancements to the Company's existing products. The Company's investment in research and development totaled $2.0 million in 1999, $1.6 million in 1998 and $1.8 million in 1997.

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

         Fireplaces and utility trailers are typically shipped from the manufacturing plant to the Company's customers. All other home heating products and gas grills are typically shipped from the manufacturing plant to the Company's central warehouse located in Sheffield, Alabama via Company trucks. Shipments made from the central warehouse are scheduled by the customer service department through the use of a computerized product tracking system, allowing the Company to inform customers of product availability and facilitating timely shipment of orders. These programs also help reduce outbound freight costs by taking advantage of load-pooling and combination loading.

         During 1999, the Company both manufactured and imported vent-free heaters. Rather than continuing to manufacture, the Company has entered into a sourcing agreement with one of its significant vendors. The agreement provides that the Company will purchase all of its infrared and blue-flame heater requirements from the vendor for a period of four years or 400,000 units, whichever comes first. Initially, these heaters will be manufactured in the U.S. and then will be manufactured in Mexico in 2001.

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

         The Company's gas heating appliances are sold primarily throughout the eastern United States and Canada through its Martin Gas, Atlanta Stove, Warm Morning and Hunter brands. Martin Gas and Warm Morning products are sold through a two-step distribution process utilizing gas equipment and hardware wholesalers to supply products to specialty hearth product and home decor retailers, as well as home remodelers and HVAC installers. Atlanta Stove products are also sold through gas equipment wholesalers, but primarily service regional retail chains, liquefied petroleum chains and natural gas utilities.

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

         During the last three years, the gas space-heating market and the Company have experienced a shift in heating product sales from two-step distribution to direct retail. Sales under the Martin Gas, Atlanta Gas and Warm Morning brand names were $21.5 million, $23.3 million and $36.1 million during 1999, 1998 and 1997, respectively. Sales under the Prime Heat brand name were $8.3 million, $5.8 million and $0.7 million during 1999, 1998 and 1997, respectively.

         The Company employs a sales staff of 55 field sales and support personnel, including 14 full-time Company employees identified as factory representatives who receive a base salary and commissions, and also primarily utilizes 23 independent manufacturers' agencies, which work on a commission basis and in many cases have several salesmen representing the Company's products. Although most manufacturers' representatives utilized by the Company also sell products other than those produced by the Company, none sell products in direct competition with those of the Company. The Company's sales force covers the United States and Canada, with field sales personnel generally living in or near the sales territories for which they are responsible. The Company holds regular regional and national sales meetings at which product development sessions, performance reviews and planning workshops are conducted. All field sales efforts for the Company are supported by four regional sales managers and a sales and marketing staff of 37 people located at the Company's corporate headquarters.

         The Company promotes its products principally through direct contact with its customers, published sales programs, participation in numerous national and regional trade shows and print advertising. A majority of the Company's media advertising is through trade publications. The Company maintains an in-house media buying service as well as extensive printing capabilities.

         The Company has developed its distribution channels in its gas heating appliance business over a 50-year period. To maintain its relationships with its distributors, members of management and the Company's sales staff visit the Company's customers on a regular basis. The Company believes that frequent personal contact contributes significantly to its ability to attract and maintain quality distributors. The Company also believes that customer service is integral to its marketing efforts and has invested significant resources in overhauling its approach to customer service over the past several years, with the objective of responding more quickly and accurately to customer inquiries.

         The Company holds registered and unregistered trademarks including "Martin Industries", "Martin", "Warm Morning", "Prime Heat", "Broilmaster" and "Hunter", among others. Several of the Company's trademarks are registered with the United States Patent and Trademark Office.

BACKLOG

         The Company's backlog is based upon customer purchase orders that the Company believes are firm. At December 31, 1999, the Company's backlog of orders was approximately $12.2 million, as compared to a backlog of $10.5 million at December 31, 1998. While backlog volume generally indicates the production levels at which the Company will operate at any particular time, it is not usually indicative of sales for a full year or future operating performance. This is due primarily to the seasonal nature of the Company's business and its use of early booking programs for its gas heating appliances and premium gas barbecue grills.

         In an effort to better control its production schedule and inventory of finished products in light of the seasonal nature of the Company's business, the Company utilizes early booking programs, which allow the Company to project sales early in the year and plan production accordingly. In general, the Company takes early booking orders for its heating products in the first and second quarters and fills the majority of these orders in the second and third quarters, with fill-in orders being shipped in the fourth quarter and to a lesser degree in the ensuing first quarter. Unseasonably warm weather results in higher customer inventories that in turn result in fewer fourth quarter customer fill-in orders and lower response to the Company's early booking programs for the following year.

         Notwithstanding the early booking programs, sales are recognized by the Company when the product is shipped. A majority of sales of gas heaters under the Company's early booking programs historically have occurred in the second and third quarters, with products being shipped throughout this period. Orders under the Company's early booking programs often represent approximately 50% to 60% of customers' projected annual requirements and, because of program terms, the shipping period often extends over several months. Customer orders for products other than orders placed under the early booking programs are accepted and filled by the Company as received and shipped at the customer's request.

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

         The Company competes with a number of manufacturers in the home heating products industry. Within this industry, there are several large manufacturers of gas heaters and hearth products.

         There are a number of manufacturers producing pre-engineered fireplaces, gas logs and related accessories similar to those produced by the Company. The pre-engineered fireplace market is the largest market in which the Company participates and is very competitive, with ten principal manufacturers comprising a large portion of this industry. Over the last five years, a number of additional manufacturers have joined the already highly competitive gas log market.

         The Company believes that its premium Broilmaster grills compete principally with products produced by five major manufacturers. Brand recognition and product quality play essential roles in the competitive marketing of this product. The Company's NuWay products compete primarily with two other manufacturers in the do-it-yourself utility trailer market.

EMPLOYEES

         At March 22, 2000, the Company had 622 full-time employees. The Company also from time to time utilizes temporary employees in its operations and in 1999 the number of temporary employees ranged from 118 to 273. The hourly employees located at the Company's plant in Orillia, Ontario are subject to a collective bargaining agreement with the Company. No other employees of the Company are subject to a collective bargaining agreement with the Company. The Company believes that its employee relations are good.

GOVERNMENTAL REGULATIONS

         A substantial number of the products manufactured by the Company must comply with federal, state and local laws and regulations. In Canada, products manufactured by the Company must comply with federal, provincial, territorial and local laws and regulations. Domestically and in Canada, a number of the Company's products are also subject to certain voluntary standards. These laws, regulations and standards relate, among other things, to product safety, construction, instruction, efficiency, packaging, installation, operation and emissions. The Company's gas heating appliances and gas grills sold in the United States must comply with standards established by the American National Standards Institute ("ANSI") and the American Gas Association ("AGA")/ International Approval Service ("IAS"). All gas-fired appliances manufactured by the Company for sale in the United States must also comply with the installation standards of the National Fire Protection Association. All gas-fired vented heaters and furnaces manufactured for sale in the United States further must comply with the standards for minimum efficiency for direct heating appliances established by the National Appliance Energy Conservation Act, and the Company's wood-burning fireplaces must comply with the standards for performance for residential fireplaces established by the United States Environmental Protection Agency. The Company's pre-engineered fireplaces sold in the United States must meet standards established by Underwriters' Laboratories. The Company's gas heating appliances manufactured for sale in Canada must comply with standards developed by the Canadian Standards Association (the "CSA"). The CSA is accredited by the Standards Council of Canada to prepare National Standards in Canada for natural gas and propane equipment which standards provide the basis for provincial approval where no provincial standards exist. Certain provinces have established certification requirements and standards. In the province of British Columbia, gas appliances may be certified only by the provincial gas safety authority to provincial standards for sale in British Columbia only. The Company's gas heating appliances manufactured for sale in Europe must conform to all applicable directives on appliances.

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

ITEM 2.  PROPERTIES

         The Company's corporate headquarters are located in a single story facility in Florence, Alabama, consisting of 50,000 square feet. The Company's engineering center, also in Florence, is located in a separate facility, consisting of 20,000 square feet. The Company has plants in Athens, Alabama, Huntsville, Alabama, Sheffield, Alabama, Washington Park, Illinois and Orillia, Ontario, Canada. The Athens plant is a 300,000 square foot facility that produces certain of the Company's gas heating products, pre-engineered fireplace products and Broilmaster grills. The Huntsville plant is a 250,000 square foot facility that, until recently, produced certain gas heating products, gas logs, and NuWay utility trailers. On December 9, 1999, the Company announced the planned closing and consolidation of the Huntsville plant. The closing began during the first quarter of 2000 and is anticipated to be completed by the end of the third quarter. The production of certain of the gas heating products is being transferred to the Athens plant and to the Orillia plant. The production of the gas logs and the NuWay utility trailers was transferred to the Sheffield plant. (See Note 12 to Notes to Consolidated Financial Statements.) The Company is presently seeking to sell the Huntsville property. The Sheffield plant is a 236,000 square foot facility. In addition to the production of the gas logs and utility trailers, the Sheffield plant manufactures wood products, primarily surrounds for fireplaces. The Sheffield plant also serves as the Company's central warehouse. Products not shipped directly to customers from the Athens and Orillia plants are shipped from Sheffield. Further, the Company's repair parts are located in and shipped to customers from the Sheffield plant. Previously, the Sheffield plant was utilized to manufacture metal office furniture prior to discontinuing this business segment. (See Note 11 to Notes to Consolidated Financial Statements.) The Company's Washington Park plant is a 120,000 square foot facility where the Company manufactured its Broilmaster gas grills, gas logs and certain of the Company's gas heaters prior to the plant's closing during the second quarter of 1998. (See Note 12 to Notes to Consolidated Financial Statements.) The Company is presently seeking to sell the Washington Park property. The Company's plant in Orillia is a 100,000 square foot facility that produces certain of the Company's gas heating products, pre-engineered gas fireplace products and gas grills. The Company currently leases its corporate headquarters and its Athens manufacturing facility pursuant to lease agreements associated with the industrial development financing arrangements utilized to acquire and develop these properties. Although the debt associated with these properties has been retired, the Company has continued to hold these facilities subject to the lease arrangements in order to receive certain tax benefits. Each property may be purchased at the Company's option for a nominal amount. Other than these two properties, the Company owns all of its major facilities.

ITEM 3.  LEGAL PROCEEDINGS

         On February 1, 1996, the Company's wholly owned subsidiary, 1166081 Ontario Inc., acquired all of the capital stock of Hunter Technology Inc. ("Hunter") for a purchase price of approximately $1,943,000 that consisted of cash and $729,000 in promissory notes payable. An escrow fund consisting of $364,000 of the cash purchase price was established at the closing to make funds available to meet the sellers' indemnification obligations to the Company. During the first quarter of 1997, the Company notified certain of the sellers that it was withholding payment on the promissory notes held by them pending resolution of certain issues with the holders of the notes arising out of the purchase transaction. The Company also claimed the entire amount in escrow and instituted litigation to recover the amounts and additional amounts from certain sellers in the purchase transaction, and certain of the sellers sued to enforce collection of their notes.

         During 1998, the Company effected a settlement with all but two of the former shareholders, and a contingent settlement with these two. Pursuant to the settlement, the Company has received approximately $315,000 (including interest) of funds held in escrow, an additional payment of $32,000, and cancellation of promissory notes and accrued interest totaling approximately $364,000. The contingent settlement will result (if the contingency is satisfied and that portion of the settlement effectuated) in receipt by the Company of an additional $100,000 (including interest), and cancellation of notes and accrued interest totaling approximately $228,000. No further action is contemplated as to the Company's claims against these two former shareholders, or as to their claims asserted in Canada against the Company, until such time as it is determined that the condition for completion of the settlement has been satisfied.

         During 1999, the Company instituted legal proceedings against a retail customer to collect amounts owed to the Company from sales of NuWay trailers to the customer. The Company also established a reserve in connection with anticipated returns and the payment of certain advertising and promotional costs associated with this same retail customer during the third quarter of 1999. During the first quarter of 2000, the Company effected a settlement with the customer. Pursuant to the settlement, the Company received approximately $749,000 from the retail customer, which approximated the net amount recorded on the books of the Company at December 31, 1999, with the retail customer accepting and retaining possession of and title to all NuWay trailers and accessories shipped to the retail customer pursuant to the sales contract. The Company and the retail customer released each other from all claims relating to the sales contract, with the exception of any future warranty claims by customers of the retail customer based on their purchase of the NuWay trailers and accessories.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company declared quarterly cash dividends of $0.021 per share in January, April and July 1999 for a total of $0.063 in per share dividends declared in 1999 on the Common Stock of the Company. The Company declared cash dividends totaling $0.164 per share in 1998. On October 29, 1999, the Company announced that the Board of Directors had discontinued the payment of regular quarterly cash dividends. The Company's Board of Directors decided that it would be in the best interests of the Company and its stockholders for the Company to discontinue the payment of a cash dividend and to invest those funds in the business in support and furtherance of the Company's strategic plan. Any future payment of dividends will be within the discretion of the Board of Directors and will depend on the Company's profitability, capital requirements, financial condition, growth, business opportunities and other factors which the Board of Directors may deem relevant. In addition, the Company's credit agreement with its primary lender (the "Amended Credit Agreement") restricts the payment of cash dividends by the Company if such payment would cause the Company to fail to meet certain financial covenants as stated in the Amended Credit Agreement. In particular, one of the financial covenants in the Amended Credit Agreement requires the Company to not permit its tangible net worth to be less than $37,000,000 as of January 1, 2001. Tangible net worth is defined as the Company's consolidated net worth plus subordinated debt less any related-party receivables and any intangibles.

         The Company's Common Stock began trading on The Nasdaq Stock Market's National Market on July 13, 1995. As of March 22, 2000, the Company had 202 stockholders of record. This number excludes individual stockholders holding stock under nominee security position listings. The closing price of the Common Stock on The Nasdaq Stock Market's National Market on March 22, 2000 was $1.625. The prices in the table below represent the high and low sales prices for the Company's Common Stock as reported on The Nasdaq Stock Market's National Market.

                              Fiscal 1999                   Fiscal 1998
                        ----------------------       ----------------------
                          High          Low             High          Low
                        --------     ---------       ---------     --------

    First Quarter       $   2.91     $    2.19       $    6.06     $   4.94
    Second Quarter      $   2.81     $    2.00       $    5.38     $   4.69
    Third Quarter       $   2.63     $    1.94       $    5.00     $   3.06
    Fourth Quarter      $   2.34     $    1.25       $    3.38     $   2.50

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected statements of operations data, basic and diluted per share data and balance sheet data for the five years ended December 31, 1999 set forth below have been derived from the consolidated financial statements of the Company, which statements have been audited by Arthur Andersen LLP, independent public accountants. The following data should be read in conjunction with the consolidated financial statements of the Company and notes appearing elsewhere in this Annual Report on Form 10-K.

                                                                   Year Ended December 31,
                                            ----------------------------------------------------------------------
                                               1999          1998           1997           1996          1995
                                            ----------    -----------    -----------    -----------  ------------
                                                         (Dollars In Thousands, except per share data)

OPERATIONS DATA:
Net sales                                   $   85,678     $   84,025     $   87,351     $   90,194     $   75,905
Cost of sales                                   77,370         72,366         67,521         65,334         55,113
                                            ----------------------------------------------------------------------
Gross profit                                     8,308         11,659         19,830         24,860         20,792
                                            ----------------------------------------------------------------------
Operating expenses:
   Selling                                       9,394          9,047          9,914          9,055          6,671
   General and administrative                    7,314          6,908          6,599          6,733          4,887
   Non-cash ESOP compensation (1)                  629          1,293          1,905          2,812          2,850
   Restructure charge (2)                          489            615              0              0              0
                                            ----------------------------------------------------------------------
                                                17,826         17,863         18,418         18,600         14,408
                                            ----------------------------------------------------------------------
Operating income (loss)                         (9,518)        (6,204)         1,412          6,260          6,384
Interest expense and other (income), net          (835)          (275)           584            473            539
                                            ----------------------------------------------------------------------
Income from continuing operations before
  income taxes                                  (8,683)        (5,929)           828          5,787          5,845
Provision (credit) for income taxes             (2,544)        (1,793)           576          2,592          2,624
                                            ----------------------------------------------------------------------

Income (loss) from continuing operations        (6,139)        (4,136)           252          3,195          3,221
Income (loss) from discontinued
 operations, net of tax                              0              0              0             62          1,349
Loss on disposal of discontinued
  operations, net of tax                             0              0           (756)        (1,430)             0
                                            ----------------------------------------------------------------------
Net income (loss) from discontinued
 operations                                          0              0           (756)        (1,368)         1,349
                                            ----------------------------------------------------------------------

Net income (loss)                           $   (6,139)    $   (4,136)    $     (504)    $    1,827     $    4,570
                                            ======================================================================

BASIC PER SHARE DATA:
Income (loss) from continuing operations    $    (0.84)    $    (0.58)    $     0.04     $     0.50     $     0.70
Income (loss) from discontinued operations        0.00           0.00          (0.11)         (0.21)          0.29
                                            ----------------------------------------------------------------------

Net income (loss)                           $    (0.84)    $    (0.58)    $    (0.07)    $     0.29     $     0.99
                                            ======================================================================

Weighted average number of common and
   common equivalent shares outstanding      7,338,821      7,073,430      6,787,685      6,412,222      4,622,948
                                            ======================================================================

DILUTED PER SHARE DATA:
Income (loss) from continuing operations    $    (0.84)    $    (0.58)    $     0.04     $     0.47     $     0.62
Income (loss) from discontinued operations        0.00           0.00          (0.11)         (0.20)          0.26
                                            ----------------------------------------------------------------------

Net income (loss)                           $    (0.84)    $    (0.58)    $    (0.07)    $     0.27     $     0.88
                                            ======================================================================

Weighted average number of common and
   common equivalent shares outstanding      7,338,821      7,073,430      7,049,131      6,772,191      5,204,254
                                            ======================================================================

DIVIDENDS DECLARED PER SHARE*               $     0.06     $     0.16     $     0.16     $     0.15     $     0.39
                                            ======================================================================


*See ITEM 5. Market for Registrant's Common Equity and Related Stockholder
             Matters.

OTHER DATA:
Income from continuing operations before
   non-cash ESOP compensation expense,
   depreciation and amortization, interest,
   taxes, and restructure charge (3)          $ (6,606)     $  (2,500)    $    5,214     $   10,695    $   10,254
Capital expenditures                             5,661          1,640          2,053          2,798         2,181



                                                                        At December 31,
                                              --------------------------------------------------------------------
                                                 1999          1998          1997           1996           1995
                                              ----------    ----------    -----------    ----------    -----------
                                                                        (In thousands)
BALANCE SHEET DATA:
  Cash and short-term investments             $  5,218      $   9,818     $   15,157     $   19,326    $  20,439
  Working capital                               18,441         35,600         43,172         44,906       43,305
  Total assets                                  58,920         62,379         70,980         76,344       63,582
  Long-term debt, less current portion           2,406          6,864          8,599         10,263        7,228
  Stockholders' equity                          37,055         42,043         47,623         48,032       43,078


------------------------

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

         The Company announced on March 29, 2000, that it had engaged J.C. Bradford & Co., LLC, of Nashville, Tennessee, to assist the Company in exploring its strategic alternatives, which could include the sale of the Company or some or all of its operating divisions or product lines. There can be no assurance that any transaction or other strategic alternative will occur or be pursued or as to the form that any possible transaction or other strategic alternative might take. The Company does not currently expect to disclose developments regarding its pursuit of strategic alternatives unless and until it is in a position to announce it has decided upon a definitive transaction or strategic alternative.

         On December 9, 1999, the Company announced the planned closing and consolidation of its Huntsville, Alabama manufacturing facility. The closing of the facility began during the first quarter of 2000 and is anticipated to be completed by the end of the third quarter. The current production in Huntsville is being transferred to the Company's existing facilities in Athens and Sheffield, Alabama and Orillia, Ontario. The Company recorded a restructure charge of $400,000, before tax, in connection with the closing. The restructure charge includes employee termination costs of $125,000 and other exit costs of $275,000 (primarily payroll and benefits of $69,000 and group insurance of $159,000). See Note 12 to Notes to Consolidated Financial Statements.

         In 1998, the Company initiated the closing of its Washington Park, Illinois facility and the transfer of the gas grill, gas log and freestanding vent-free stove production from the Washington Park facility into the Athens, Alabama and Huntsville, Alabama locations. The Company recorded a restructure charge of $615,000, before tax, in connection with the closing. The restructure charge includes plant closing costs of $590,000 (primarily payroll, severance and payroll taxes of $234,000 and group insurance of $255,000) and a property, plant and equipment valuation charge of $25,000. During 1999, the Company increased the reserve by $89,000, primarily due to higher than anticipated expenses such as legal fees and group insurance. The estimated reserve remaining as of December 31, 1999 was $189,000. See Note 12 to Notes to Consolidated Financial Statements.

         Prior to 1997, the Company manufactured products in the metal office furniture segment through its Filex line acquired in 1989. In February of 1997, the Company elected to discontinue its metal office furniture operations. The consolidation in the office furniture industry increased competition and margin pressures in the segment to the point of an unacceptable return to the Company. The metal office furniture segment's operations are treated as discontinued in the accompanying condensed consolidated financial statements. See "--Results of Discontinued Metal Office Furniture Operations" and Note 11 of Notes to Consolidated Financial Statements.

         On February 1, 1996, the Company's Canadian subsidiary, 1166081 Ontario Inc., acquired all of the capital stock of Hunter.

         As used in the following discussion and elsewhere in this Annual Report, the term "gross sales" reflects total customer invoices billed by the Company for the applicable period, net of any customer sales credits issued. The term "net sales" as used herein and elsewhere in this Annual Report, reflects gross sales less deductions for cash discounts, freight and royalties paid by the Company.

ESOP ACCOUNTING

         The Company established the Martin Industries, Inc. Employee Stock Ownership Plan and Related Trust (the "ESOP" in 1992, and in January 1993 the Company borrowed $11.9 million from its primary lender (the "Bank Loan"), which funds were then loaned by the Company to the ESOP (the "ESOP Loan" on terms substantially similar to those of the Bank Loan. The ESOP Loan enabled the ESOP to purchase approximately 51% of the Company's common stock on a fully diluted basis from existing stockholders. The Bank Loan and the ESOP Loan are payable in equal principal installments over 10 years. At the time of the origination of the Bank Loan and the ESOP Loan and the consummation of the purchase by the ESOP of the Company's shares, the Company recorded the principal amount of the Bank Loan as long-term debt and recorded unearned compensation in an equal amount, which is reflected as a reduction of stockholders' equity on the consolidated balance sheet.

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

YEAR 2000 COMPLIANCE

         The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in several key areas of the Company's business, including inventory management, pricing, sales, and financial reporting, as well as in various administrative functions. Many of the Company's Programs and Systems, as well as the programs and systems of third parties doing business with the Company, are subject to the "Year 2000" issue, which is the inability of a computer to correctly process dates after December 31, 1999. The Company believes that all its Programs and Systems are substantially Year 2000 compliant. To the Company's knowledge, the Company has not experienced any significant problems as a result of Year 2000 issues.

         The statements in this section concerning the Company's belief that all its Programs and Systems are substantially Year 2000 compliant constitute forward-looking statements and are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or contemplated by these statements.

RESULTS OF CONTINUING OPERATIONS

         The following tables set forth, for the periods indicated, information derived from the Company's consolidated financial statements expressed as a percentage of net sales and financial information for the Company's two industry segments.

                                                         Percentage of Net Sales
                                                          Year Ended December 31,
                                                   1999           1998              1997
                                               ------------------------------------------
Net sales                                         100.0%          100.0%            100.0%

Cost of sales                                      90.3            86.1              77.3
                                               ------------------------------------------
Gross profit                                        9.7            13.9              22.7
                                               ------------------------------------------
Operating expenses:
   Selling                                         11.0            10.8              11.3
   General and administrative                       8.5             8.2               7.6
   Non-cash ESOP compensation                       0.7             1.6               2.2
   Restructure charge                               0.6             0.7               0.0
                                               ------------------------------------------
                                                   20.8            21.3              21.1
                                               ------------------------------------------
Operating income (loss)                           (11.1)           (7.4)              1.6
Interest expense (income), net                     (1.0)           (0.3)              0.7
                                               ------------------------------------------
Income (loss) from continuing operations
   before income taxes                            (10.1)           (7.1)              0.9
Provision (credit) for income taxes                (2.9)           (2.2)              0.6
                                               ------------------------------------------
Income (loss) from continuing operations           (7.2)%          (4.9)%             0.3%
                                               ==========================================


                                                        Segment Information
                                                       Year Ended December 31,
                                                           (In thousands)
                                                 1999          1998            1997
                                               ---------------------------------------
Net sales:
   Home heating products                       $  65,040     $  65,386       $  69,371
   Leisure and other products                     20,638        18,639          17,980
                                               ---------------------------------------
                                               $  85,678     $  84,025       $  87,351
                                               =======================================
Gross profit:
   Home heating products                       $   5,055     $   7,964       $  16,135
   Leisure and other products                      3,253         3,695           3,695
                                               ---------------------------------------
                                               $   8,308     $  11,659       $  19,830
                                               =======================================
Segment contribution (loss) (1):
   Home heating products                       $  (1,397)    $   1,463       $   8,662
   Leisure and other products                        311         1,149           1,254
                                               ---------------------------------------
                                               $  (1,086)    $   2,612       $   9,916
                                               =======================================

(1) Segment contribution (loss) consists of gross profit less selling expenses.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Net sales in 1999 were $85.7 million as compared to $84.0 million in 1998, an increase of $1.7 million. Net sales of home heating products decreased to $65.0 million in 1999 as compared to $65.4 million in 1998, a decrease of $346,000, or 0.5%. Net sales of leisure and other products increased $2.0 million, or 10.7%, in 1999 to $20.6 million as compared to $18.6 million in 1998.

         Of the decrease in net sales of home heating products, heating sales decreased $1.5 million, while fireplace sales increased $1.1 million in 1999. The decrease in heating sales was primarily due to the Company's sale of its Ashley division. Fireplace sales continue to benefit from a strong housing market, expanded distribution and aggressive sales programs. The increase in leisure and other sales was primarily the result of a $2.5 million, or 18.4%, increase in net sales of gas barbecue grills, primarily due to the continued acceptance of premium gas grills in the marketplace. Net sales of utility trailer kits decreased $525,000, or 10.7%, in 1999 to $4.4 million as compared to $4.9 million in 1998. Trailer sales were adversely affected by the introduction of new products by competitors and a provision for anticipated returns from a retail customer.

         Gross profit in 1999 was $8.3 million as compared to $11.7 million in 1998, a decrease of $3.4 million, or 28.7%. Gross profit on net sales of home heating products was $5.1 million in 1999 as compared to $8.0 million in 1998, a decrease of $2.9 million, or 36.5%. Gross profit on net sales of leisure and other products was $3.3 million in 1999, as compared to $3.7 million in 1998.

         Gross margin, defined as gross profit as a percentage of net sales, decreased to 9.7% in 1999 from 13.9% in 1998. Gross margin on home heating products decreased to 7.8% in 1999 from 12.2% in 1998. The decrease in gross margin was primarily the result of reduced selling prices on gas heating products, a continued shift in mix from higher margin gas and wood heaters to fireplace products, an increase in imported heater sales and an increase in production costs. Gross margin on leisure and other products decreased to 15.8% in 1999 from 19.8% in 1998. The decrease in margin was primarily the result of increased product costs due to quality improvement initiatives associated with the gas grill production line.

         Selling expenses in 1999 were $9.4 million as compared to $9.0 million in 1998, an increase of $347,000, or 3.8%. The increase was primarily the result of a 2.0% increase in net sales together with a shift in mix from two-step heater sales to retail heater and grill sales. The rate of selling and promotional expenses is greater on retail heater and grill sales.

         Total segment loss, defined as gross profit less selling expenses, was ($1.1 million) in 1999 compared to a segment contribution of $2.6 million in 1998. The $3.7 million decrease was primarily the result of the decrease in gross profit and the increase in selling expenses discussed above.

         General and administrative expenses increased $406,000, or 5.9%, in 1999 as compared to 1998. The increase in general and administrative expenses was primarily the result of increased human resources, data processing and design and development expenses, partially offset by a decrease in certain post-employment benefits.

         Non-cash ESOP compensation expense decreased $664,000, or 51.4%, in 1999 to $629,000, as compared to $1.3 million in 1998. In 1999, 273,485 shares of unallocated ESOP stock were committed to be released as compensation at an average fair value of $2.30 per share, as compared to 293,044 shares committed to be released as compensation at an average fair value of $4.41 per share in 1998.

         As reported in the Company's Form 10-Q for the 13-week period ended March 28, 1998, the Company made the decision to close its Washington Park, Illinois facility. The Company initiated the closing and the transfer of the gas grill, gas log and freestanding vent-free stove production into the Athens, Alabama and Huntsville, Alabama locations during the third quarter of 1998. During 1999, the Company increased the reserve by $89,000, primarily due to higher than anticipated expenses such as legal fees and group insurance.

         On December 9, 1999, the Company announced the planned closing and consolidation of its Huntsville, Alabama manufacturing facility. The closing of the facility began during the first quarter of 2000 and is anticipated to be completed by the end of the third quarter. The Company recorded a restructure charge of $400,000, before tax, in connection with the closing. See Note 12 to Notes to Consolidated Financial Statements.

         The gain on sales of assets increased $977,000 in 1999 to $1.3 million. The increase was primarily due to the gain on sale of the Ashley division of $1.2 million. See Note 10 to Notes to Consolidated Financial Statements.

         Interest expense decreased $254,000, or 25.3%, in 1999 to $751,000, as compared to $1.0 million in 1998. The decrease was primarily attributable to the decrease in average outstanding debt during 1999.

         Interest and other income decreased $671,000, or 67.8%, in 1999 to $318,000, as compared to $989,000 in 1998. The decrease was primarily due to a decrease in interest income on short-term investments and a $422,000 gain on settlement of litigation recorded during 1998.

         The credit for income taxes was $2.5 million in 1999 as compared to a credit for income taxes of $1.8 million in 1998. The effective tax rate was (29.3)% in 1999 as compared to (30.2)% in 1998. The effective tax rate differs from the amount computed by applying the federal statutory rate primarily as a result of recording an additional valuation allowance for deferred tax assets of $738,000 during 1999. See Note 3 to Notes to Consolidated Financial Statements.

         The Company has net deferred tax assets resulting primarily from net operating loss ("NOL") carryforwards in United States jurisdictions of approximately $3,449,000 expiring in fiscal year 2019, and NOL carryforwards in Canada of approximately $2,138,000 expiring in fiscal years 2000 through 2006. The Company continually reviews the adequacy of its valuation allowance and recognizes tax benefits only as an assessment indicates that it is more likely than not those tax benefits will be realized. Through such assessments, the Company recorded valuation allowances primarily related to the Canadian NOL carryforwards to a level where management believes that it is more likely than not that the remaining Canadian net deferred tax asset of approximately
$954,000 will be realized, primarily through future taxable income and available tax planning strategies. The total amount of future taxable income in the United States necessary to realize the remaining deferred tax benefits is approximately $18.5 million. The Company expects to generate this income principally through future earnings and, if necessary, implementation of reasonable and prudent tax planning strategies (including the possible sale of certain divisions, property held for sale and other tax planning strategies) to fully realize the net deferred tax asset before expiration in 2019.

         Loss from continuing operations in 1999 was $6.1 million as compared to loss from continuing operations of $4.1 million in 1998, primarily as a result of the factors discussed above.

         Loss from continuing operations per share-basic was $0.84 in 1999 as compared to loss from continuing operations per share-basic of $0.58 in 1998.

         The loss per share on a diluted basis was the same as the loss per share on a basic basis for 1999 and 1998 as the effect of outstanding stock options was antidilutive.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Net sales in 1998 were $84.0 million as compared to $87.4 million in 1997, a decrease of $3.3 million. Net sales of home heating products decreased to $65.4 million in 1998 as compared to $69.4 million in 1997, a decrease of $4.0 million, or 5.7%. Net sales of leisure and other products increased $659,000, or 3.7%, in 1998 to $18.6 million as compared to $18.0 million in 1997.

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

         The gain on sales of assets increased $325,000 in 1998 to $291,000. The increase was primarily attributable to a gain on the sale of marketable securities.

         Interest expense decreased $481,000, or 32.4%, in 1998 to $1.0 million, as compared to $1.5 million in 1997. The decrease was primarily attributable to the decrease in average outstanding debt during 1998.

         Interest and other income increased $53,000, or 5.7%, in 1998 to $989,000, as compared to $936,000 in 1997. The increase was primarily attributable to a gain on settlement of litigation of $422,000 (see Note 9 to Notes to Consolidated Financial Statements), primarily offset by a decrease in average funds invested during 1998.

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

RESULTS OF DISCONTINUED METAL OFFICE FURNITURE OPERATIONS

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         There was no activity relative to the discontinued metal office furniture operations during 1999.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         During 1998, the Company utilized the reserve of $299,000 recorded at December 31, 1997, for charges associated with the discontinued metal office furniture operations incurred during the year. The reserve remaining at December 31, 1998 was $0. The Company does not expect any further expense.

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

                                                                           1999
                                    --------------------------------------------------------------------------------
                                          APRIL 3             JULY 3             OCTOBER 2            DECEMBER 31
                                    -----------------   ----------------     -----------------    ------------------
                                                        (In Thousands, except per share amounts)

Net sales                           $23,033   100.0%    $ 20,774   100.0%    $ 21,415    100.0%   $20,456      100.0%
Gross profit                          3,786    16.4        2,799    13.5        1,136      5.3        587        2.9
Non-cash ESOP compensation              180     0.8          174     0.8          159      0.7        116        0.6
Operating loss                         (807)   (3.5)      (1,551)   (7.5)      (3,451)   (16.1)    (3,709)     (18.1)
Income (loss) before income
   taxes                                274     1.2       (1,640)   (7.9)      (3,545)   (16.6)    (3,772)     (18.4)
Income (loss)                           164     0.7       (1,149)   (5.5)      (2,410)   (11.3)    (2,744)     (13.4)
                                    ---------------------------------------------------------------------------------

Net income (loss)                   $   164     0.7%    $ (1,149)   (5.5)%   $ (2,410)   (11.3)   $(2,744)     (13.4)%
                                    ================================================================================

BASIC PER SHARE DATA:
Net income (loss) (1)               $  0.02             $  (0.16)            $  (0.32)            $ (0.37)
                                    ================================================================================

DILUTED PER SHARE DATA:
Net income (loss) (1)               $  0.02             $  (0.16)            $  (0.32)            $ (0.37)
                                    ================================================================================



                                                                       1998
                                    ------------------------------------------------------------------------------
                                         MARCH 28            JUNE 27           SEPTEMBER 26         DECEMBER 31
                                    ---------------     ---------------     -----------------    -----------------
                                                      (In Thousands, except per share amounts)

Net sales                           $18,908   100.0%    $24,233   100.0%    $ 20,102    100.0%   $20,782     100.0%
Gross profit                          3,677    19.4       5,331    22.0        2,127     10.6        524       2.5
Non-cash ESOP compensation              402     2.1         376     1.6          312      1.6        203       1.0
Operating income (loss)                (726)   (3.8)        222     0.9       (1,736)    (8.6)    (3,964)    (19.1)
Income (loss) before income
   taxes                               (749)   (3.9)        395     1.6       (1,840)    (9.2)    (3,735)    (18.0)
Income (loss)                          (468)   (2.5)        150     0.6       (1,414)    (7.0)    (2,404)    (11.6)
                                    ------------------------------------------------------------------------------

Net income (loss)                   $  (468)   (2.5)%   $   150     0.6%    $ (1,414)    (7.0)%  $(2,404)    (11.6)%
                                    ==============================================================================

BASIC PER SHARE DATA:
Net income (loss) (1)               $ (0.07)            $  0.02             $  (0.20)            $ (0.33)
                                    ==============================================================================

DILUTED PER SHARE DATA:
Net income (loss) (1)               $ (0.07)            $  0.02             $  (0.20)            $ (0.33)
                                    ==============================================================================

(1) The sum of the quarterly per share amounts may differ from the annual per share amounts because of differences in the weighted average number of common and common equivalent shares used in the quarterly and annual computations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations from internally generated funds and seasonal borrowings under its bank line of credit. The Company's primary capital requirements are for working capital, capital expenditures and debt service.

         The following table presents a summary of the Company's cash flows for each of the three years in the period ended December 31:

                                                                              YEAR ENDED DECEMBER 31,
                                                                      1999              1998              1997
                                                                  ----------         ----------        ---------
                                                                                  (In thousands)

Net cash provided by operations                                   $      607         $       13        $    368
Capital expenditures                                                  (5,661)            (1,640)         (2,053)
Proceeds from sales of assets                                          1,658                896           1,023
Net proceeds (repayments) on short-term borrowings                       754               (301)           (280)
Net payments on long-term debt                                        (1,741)            (1,743)         (1,656)
Purchase of treasury stock                                                 0             (1,728)           (774)
Proceeds from exercise of stock options                                  105                141              44
Cash dividends paid                                                     (330)              (896)           (822)
                                                                  ----------         ----------        --------

Net decrease in cash and short-term investments                   $   (4,608)        $   (5,258)       $ (4,150)
                                                                  ==========         ==========        ========

         During 1999, the Company utilized cash available from operations and from the initial public offering ("IPO") in 1995 and proceeds from the sale of assets to finance capital expenditures, repay long-term debt and for working capital and other general corporate purposes. The Company did not utilize its bank line of credit during 1999.

         As a result of its seasonal business cycle, the Company finances interim working capital requirements with cash and bank lines of credit, one with its principal lender and one with a Canadian financial institution. The line of credit with its principal lender was entered into effective January 1, 2000, has a current maximum of $10,000,000 and expires on January 1, 2001. The line of credit is secured by the receivables and inventory of the Company (exclusive of the receivables and inventory of Hunter). Interest on the line of credit is payable monthly at a variable rate of 30-day LIBOR plus 1.25%. In connection with the renewal of the line, the Company agreed to a first quarter 2000 pay off of the $3.2 million term loan utilized to refinance the bank debt which the Company caused to be paid upon the acquisition of Hunter. As such, the $3.2 million term loan has been categorized as a current obligation. See Notes 4 and 5 to Notes to Consolidated Financial Statements.

         During 1998, Hunter established a bank line of credit with a Canadian financial institution. The credit agreement provides a line of approximately $1,550,000. The credit line is subject to an annual renewal on April 30 each year. The financial institution's review could result in the cancellation of the line or a revision of its terms. In the event that the financial institution terminates the line of credit or proposes amended terms that are unacceptable to the Company, the Company currently believes it has adequate capital resources available to fund Hunter's operations in the near term. The line of credit is secured by Hunter's receivables, inventory and equipment. Interest on the line of credit is payable monthly at a variable rate equivalent to the financial institution's prime lending rate plus 0.5%, which at December 31, 1999 was 7.0%. As of December 31, 1999, the outstanding balance of the line of credit was $776,000.

         In January 1993, the Company obtained the Bank Loan, the proceeds of which were loaned under the ESOP Loan to enable the ESOP to purchase 3,489,115 shares of common stock from certain stockholders of the Company. The Bank Loan is due in semi-annual principal payments of $596,700 over a ten-year period. Interest on the Bank Loan is payable monthly at a variable rate of 79.5% of prime plus 1.35%. Simultaneously with the origination of the Bank Loan, the Company entered into a separate interest rate swap agreement that was designed to fix the interest rate on the Bank Loan for seven years from its origination at 8.21%. The interest rate swap expired in January 2000. At March 22, 2000, the interest rate was 8.51%. The Bank Loan is secured by a lien on the Company's buildings and equipment and is cross collateralized with the secured line of credit.

         On July 18, 1995, the Company closed the sale of 2,300,000 shares of common stock at a price of $9.50 per share in connection with the IPO. The proceeds of the IPO, net of an underwriting discount of $1,530,000 and expenses of $923,000, were $19,397,000. Through the date of this Annual Report on Form 10-K, the Company has used approximately $14.4 million of the proceeds to fund capital expenditures, acquire Hunter, repay outstanding indebtedness, acquire shares of its Common Stock in accordance with the Company's share repurchase program and for working capital and other general corporate purposes. During 1999, the Company used approximately $4.6 million to fund capital expenditures, repay outstanding indebtedness and for working capital and other general corporate purposes.

         Management of the Company currently believes that its existing cash and funds generated from operations, together with the Company's unused borrowing capacity under the Company's secured line of credit, will be sufficient to fund the Company's operating needs during fiscal year 2000. The Company, however, has experienced significant losses during the last two years, which losses could continue during fiscal year 2000. Such continued losses could result in a material reduction of internally generated funds and could also result in the use of a substantial portion or all of the Company's secured line of credit. Consequently, there can be no assurances that the Company's liquidity position will not be adversely affected during fiscal year 2000. Further, although the Company currently believes it has unused "asset-based" borrowing capacity and other internal sources of liquidity, there can be no assurance that additional financing, or, if the Company's current line of credit is not renewed, financing to replace the existing line of credit will be available beyond fiscal year 2000 on terms acceptable to the Company. It is anticipated that during 2000 the Company will expend approximately $3.2 million for capital expenditures.

         On October 29, 1999, the Company announced that its Board of Directors had discontinued the payment of regular quarterly cash dividends. The Company's Board of Directors decided that it would be in the best interests of the Company and its stockholders for the Company to discontinue the payment of a cash dividend at that time and to invest those funds in the business in support and furtherance of the Company's strategic plan. Any future payment of dividends will be within the discretion of the Board of Directors and will depend on the Company's profitability, capital requirements, financial condition, business opportunities and other factors which the Board of Directors may deem relevant.

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

FOREIGN CURRENCY EXCHANGE RATE RISK

         Due to its Canadian operations, the Company has assets, liabilities, operations and cash flows in the Canadian currency. Fluctuations in foreign currency exchange rates impact the U.S. dollar value of Canadian dollar assets, liabilities, operations and cash flows. The Company translates the Canadian dollar income statement to U.S. dollars using the average rate of exchange and translates the Canadian dollar balance sheet to U.S. dollars using the closing rate of exchange. Certain accounts (e.g., capital stock) are translated using an historical exchange rate. Consequently, unrealized foreign currency translation adjustments are reported as a separate component of stockholders' equity. To illustrate the potential impact of changes in foreign currency exchange rates on the unrealized foreign currency translation adjustments, a hypothetical 10% change (decrease) in the average and closing exchange rates for fiscal 1999 would have increased the unrealized foreign currency translation adjustment (a loss) by $811,000.

INTEREST RATE RISK

         To manage its exposure to changes in interest rates, the Company uses both fixed and variable rate debt. At December 31, 1999, the Company had $3,580,000 of debt outstanding at a variable interest rate of 79.5% of prime plus 1.35%. The debt is scheduled to mature in September 2002. Therefore, the Company is exposed to interest rate fluctuations on the debt balance. A hypothetical increase of 10% (for example, the prime rate of 9.0% would increase to 9.90%) in the prime lending rate would not cause the Company's interest expense to increase significantly.

         Effective January 1, 2000, the Company entered into a secured bank line of credit of up to a maximum of $10,000,000 which is to be utilized to finance inventories, receivables and operations on an interim basis. Interest on the line of credit is payable monthly at a variable rate based on the 30-day London Interbank Offered Rate ("LIBOR") plus 1.25%. A hypothetical increase of 10% in the LIBOR rate would not cause the Company's interest expense to increase significantly. See Notes 4, 5 and 8 to Notes to Consolidated Financial Statements.

         Further, Hunter maintains a secured bank line of credit of up to a maximum of approximately $1,550,000 which is to be utilized to finance inventories, receivables and operations. Interest on the line of credit is payable monthly at a variable rate based on the lender's prime rate plus .5%. A hypothetical increase of 10% in the prime lending rate would not cause the Company's interest expense to increase significantly.

         Certain statements contained in this section and the estimated amounts generated from the sensitivity analyses referred to above include forward-looking statements of market risk which assume that certain adverse market conditions may occur. Actual future market conditions may differ materially from such assumptions. Accordingly, the forward- looking statements should not be considered projections by the Company of future events or losses.

         For further information, see "Liquidity and Capital Resources."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company, including the report of independent accountants, the consolidated balance sheets as of December 31, 1999 and 1998, the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997 and notes to the consolidated financial statements are set forth on pages F-1 through F-21 of this Annual Report on Form 10-K. In addition, on page S-2 of this Annual Report on Form 10-K, the supplemental financial statement schedule, as required by Item 8, is provided.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         See the "Election of Directors," "Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of the proxy statement for the 2000 Annual Meeting of Stockholders of the Company, which sections are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         See the "Remuneration of Executive Officers" section of the proxy statement for the 2000 Annual Meeting of Stockholders of the Company, which section is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) See the "Principal Stockholders" section of the proxy statement for the 2000 Annual Meeting of Stockholders of the Company, which section is incorporated herein by reference.

         (b) See the "Election of Directors" and "Principal Stockholders" sections of the proxy statement for the 2000 Annual Meeting of Stockholders of the Company, which sections are incorporated herein by reference.

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



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      Certain documents filed as part of Form 10-K

                  1.       Financial Statements.


Description                                                                                                    Page
                                                                                                               ----
Report of Independent Public Accountants...............................................................         F-1

Consolidated Balance Sheets as of December 31, 1999 and 1998...........................................         F-2

Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997.............         F-4

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998 and
  1997.................................................................................................         F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998, and
  1997 ................................................................................................         F-6

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


Exhibit
Number                     Description of Exhibit
                           ----------------------

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

* 10(y)           Amendment No. 10 to Martin Industries, Inc. Employee Stock
                  Ownership Plan which was filed as Exhibit 10(y) to the Company's Annual Report on Form 10-K as filed with the Commission on March 31, 1999 (Commission File No. 0-26228).

* 10(z) Salary Continuation Letter Agreement dated July 15, 1998 between Martin Industries, Inc. and Martin D. Husted which was filed as Exhibit 10(z) to the Company's Annual Report on Form
                  10-K as filed with the Commission on March 31, 1999
                  (Commission File No. 0-26228).

* 10(aa) Salary Continuation Letter Agreement dated October 23, 1998 between Martin Industries, Inc. and Louis J. Martin, II which was filed as Exhibit 10(aa) to the Company's Annual Report on Form 10-K as filed with the Commission on March 31, 1999
                  (Commission File No. 0-26228).

* 10(bb) Salary Continuation Letter Agreement dated October 23, 1998 between Martin Industries, Inc. and J. Reid Roney which was filed as Exhibit 10(bb) to the Company's Annual Report on Form
                  10-K as filed with the Commission on March 31, 1999
                  (Commission File No. 0-26228).

* 10(cc) Salary Continuation Letter Agreement dated October 23, 1998 between Martin Industries, Inc. and Roderick V. Schlosser which was filed as Exhibit 10(cc) to the Company's Annual
                  Report on Form 10-K as filed with the Commission on March 31, 1999 (Commission File No. 0-26228).

* 10(dd) Salary Continuation Letter Agreement dated November 2, 1998 between Martin Industries, Inc. and Robert L. Goucher which was filed as Exhibit 10(dd) to the Company's Annual Report on Form 10-K as filed with the Commission on March 31, 1999
                  (Commission File No. 0-26228).

* 10(ee) Salary Continuation Letter Agreement dated January 25, 1999 between Martin Industries, Inc. and Troy K. Hoskins which was filed as Exhibit 10(ee) to the Company's Annual Report on Form
                  10-K as filed with the Commission on March 31, 1999
                  (Commission File No. 0-26228).

* 10(ff) Salary Continuation Letter Agreement dated January 11, 1999 between Martin Industries, Inc. and William F. Roberts which was filed as Exhibit 10(ff) to the Company's Annual Report on Form 10-K as filed with the Commission on March 31, 1999
                  (Commission File No. 0-26228).

* 10(gg) Salary Continuation Letter dated Agreement dated July 12, 1999 between Martin Industries, Inc. and Robert Kevin Caldwell which was filed as Exhibit 10(a) to the Company's Quarterly
                  Report on Form 10-Q for the 26-week period ended July 3, 1999
                  (Commission File No. 0-26228).

* 10(hh)          Employment Agreement with Robert L. Goucher dated as of
                  November 2, 1998 which was filed as Exhibit 10(gg) to the Company's Annual Report on Form 10-K as filed with the Commission on March 31, 1999 (Commission File No. 0-26228).

* 10(ii)          Operating Credit Line Agreement by and between Hunter
                  Technology Inc. and Canadian Imperial Bank of Commerce dated
                  October 21, 1998 for a credit limit of $2,250,000 (Canadian) which was filed as Exhibit 10(a) to the Company's Quarterly
                  Report on Form 10-Q for the 39-week period ended October 2,
                  1999 (Commission File No. 0-26228).

  10(jj) Fourth Amendment to Loan Agreement and Other Loan Documents by and between Martin Industries, Inc. and AmSouth Bank dated as of January 1, 2000.

  10(kk)          Security Agreement by and between Martin Industries, Inc. and
                  AmSouth Bank dated March 22, 2000.

  10(ll)          Modified, Amended and Restated Line of Credit Note by and between
                  Martin Industries, Inc., as Borrower, and AmSouth Bank, as Lender,
                  dated as of January 1, 2000.

  21              Subsidiaries of the Company.

  23              Consent of Arthur Andersen LLP.

  24              Powers of Attorney.

  27              Financial Data Schedule (Electronic Submission only).


------------------
*  Incorporated by reference.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

         With the exception of historical information, the matters and statements discussed, made or incorporated by reference in this Annual Report on Form 10-K , including those regarding the restructuring charges resulting from the closing of the Huntsville, Alabama facility and the Washington Park facility, the Company's engagement of J.C. Bradford & Co., LLC to assist the Company in exploring strategic alternatives, the estimated reserve for excess and obsolete inventories, the utilization of deferred tax assets related to net operating loss carryforwards, the Company's beliefs with respect to the funding of its operations during fiscal year 2000, the Company's expectations regarding the possible exposure as a result of Hunter Technology Inc.'s design and production problems, and the Company's expectations and estimates regarding its foreign currency exchange rate and interest rate risk, constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these "forward-looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "may," "believes," "estimates," "projects," "expects," "intends," and words of similar import. In addition, the Company and its representatives may from time to time make other oral or written statements that are also forward-looking statements. Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. In particular, there can be no assurance that the Company will not exceed the estimated reserve for excess and obsolete inventories, will utilize deferred tax assets related to net operating loss carryforwards, or will not incur costs related to products of Hunter Technology Inc. in excess of those currently expected. These assumptions, risks and uncertainties include, but are not limited to, those associated with general economic cycles; the cyclical nature of the industries in which the Company operates and the factors related thereto, including consumer confidence levels, inflation, employment and income levels, the availability of credit, and factors affecting the housing industry; the potential in the Company's business to experience significant fluctuations in quarterly earnings; the Company's business strategy, including its strategy of pursuing new product development; potential losses from product liability and personal injury lawsuits; the effects of seasonality and weather conditions on the Company's home heating product sales and other sales; fluctuations in quarterly earnings due to ESOP accounting; the effect of existing and new governmental and environmental regulations applicable to the Company; the dependence of the Company on key personnel; the highly competitive nature of each of the industries in which the Company operates; the volatility of the stock price at which outstanding shares of the Company may trade from time to time; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Commission. The Company expressly disclaims any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Martin Industries, Inc.:

We have audited the accompanying consolidated balance sheets of MARTIN INDUSTRIES, INC. (a Delaware corporation) AND SUBSIDIARY as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martin Industries, Inc. and subsidiary as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


                                         /s/ ARTHUR ANDERSEN LLP



Birmingham, Alabama
March 23, 2000

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                  DECEMBER 31,
                                                                        --------------------------------
                                                                            1999                 1998
                                                                        -----------          -----------

CURRENT ASSETS:
   Cash and short-term investments                                      $ 5,218,000          $ 9,818,000
   Accounts and notes receivable, less allowance for
      doubtful accounts of $604,000 and $627,000, respectively           13,153,000           10,712,000
   Inventories                                                           13,192,000           20,323,000
   Refundable income taxes                                                   16,000            1,712,000
   Deferred tax benefits                                                  2,970,000            2,926,000
   Prepaid expenses and other assets                                      1,164,000            1,277,000
                                                                        --------------------------------

                                                                         35,713,000           46,768,000
                                                                        --------------------------------

PROPERTY, PLANT AND EQUIPMENT:
   Land and improvements                                                  1,152,000            1,248,000
   Projects in progress                                                   2,024,000              123,000
   Buildings                                                              8,005,000            8,275,000
   Machinery and equipment                                               16,588,000           13,385,000
                                                                        --------------------------------

                                                                         27,769,000           23,031,000
   Less accumulated depreciation and amortization                        14,190,000           13,027,000
                                                                        --------------------------------

                                                                         13,579,000           10,004,000
                                                                        --------------------------------

OTHER NONCURRENT ASSETS:
   Deferred tax benefits                                                  4,601,000            1,620,000
   Goodwill, net of accumulated amortization of
      $203,000 and $143,000, respectively                                 1,827,000            1,773,000
   Cash value of life insurance                                           1,359,000            1,370,000
   Notes receivable                                                       1,181,000              213,000
   Other                                                                    660,000              631,000
                                                                        --------------------------------

                                                                          9,628,000            5,607,000
                                                                        --------------------------------

                                                                        $58,920,000          $62,379,000
                                                                        ================================


                   The accompanying notes are an integral part
                     of these consolidated balance sheets.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         DECEMBER 31,
                                                                  1999                   1998
                                                              ------------           ------------

CURRENT LIABILITIES:
   Short-term borrowings                                      $    944,000           $    159,000
   Current portion of long-term debt                             4,458,000              1,741,000
   Accounts payable                                              5,303,000              3,139,000
   Accrued liabilities:
      Payroll and employee benefits                              2,374,000              2,348,000
      Product liability                                          1,122,000                961,000
      Warranty                                                     878,000              1,126,000
      Workers' compensation                                        731,000                709,000
      Restructuring costs                                          589,000                251,000
      Other                                                        873,000                734,000
                                                              ------------           ------------

                                                                17,272,000             11,168,000
                                                              ------------           ------------
NONCURRENT LIABILITIES:
   Long-term debt                                                2,406,000              6,864,000
   Deferred compensation                                         2,187,000              2,304,000
                                                              ------------           ------------

                                                                 4,593,000              9,168,000
                                                              ------------           ------------

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 1,000,000 shares
      authorized; no shares issued and outstanding                       0                      0
   Common stock, $.01 par value; 20,000,000 shares
      authorized; 9,763,054 at December 31, 1999 and
      9,752,050 shares issued at December 31, 1998                  98,000                 98,000
   Paid-in capital                                              27,241,000             27,397,000
   Retained earnings                                            17,639,000             24,229,000
   Accumulated other comprehensive loss                           (554,000)              (996,000)
                                                              ------------           ------------

                                                                44,424,000             50,728,000
   Less:
   Treasury stock at cost (1,192,145 shares at
      December 31, 1999 and 1,325,170 shares at
      December 31, 1998)                                         3,789,000              4,008,000
   Unearned compensation                                         3,580,000              4,677,000
                                                              ------------           ------------

                                                                37,055,000             42,043,000
                                                              ------------           ------------

                                                              $ 58,920,000           $ 62,379,000
                                                              ============           ============


                   The accompanying notes are an integral part
                     of these consolidated balance sheets.

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                  YEAR ENDED DECEMBER 31,
                                                                     1999                   1998                   1997
                                                                 ------------           ------------           ------------

NET SALES                                                        $ 85,678,000           $ 84,025,000           $ 87,351,000
Cost of sales                                                      77,370,000             72,366,000             67,521,000
                                                                 ----------------------------------------------------------

GROSS PROFIT                                                        8,308,000             11,659,000             19,830,000
                                                                 ----------------------------------------------------------
Operating expenses:
 Selling                                                            9,394,000              9,047,000              9,914,000
 General and administrative                                         7,314,000              6,908,000              6,599,000
 Non-cash ESOP compensation                                           629,000              1,293,000              1,905,000
 Restructure charge                                                   489,000                615,000                      0
                                                                 ----------------------------------------------------------

                                                                   17,826,000             17,863,000             18,418,000
                                                                 ----------------------------------------------------------

OPERATING INCOME (LOSS)                                            (9,518,000)            (6,204,000)             1,412,000
(Gain) loss on sales of assets                                     (1,268,000)              (291,000)                34,000
Interest expense                                                      751,000              1,005,000              1,486,000
Interest and other income                                            (318,000)              (989,000)              (936,000)
                                                                 ----------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                               (8,683,000)            (5,929,000)               828,000
Provision (credit) for income taxes                                (2,544,000)            (1,793,000)               576,000
                                                                 ----------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                           (6,139,000)            (4,136,000)               252,000

Loss on disposal of discontinued operations, net of tax                     0                      0               (756,000)
                                                                 ----------------------------------------------------------

NET LOSS                                                         $ (6,139,000)          $ (4,136,000)          $   (504,000)
                                                                 ==========================================================

BASIC PER SHARE DATA:

Income (loss) from continuing operations                         $      (0.84)          $      (0.58)          $       0.04
Loss from discontinued operations                                        0.00                   0.00                  (0.11)
                                                                 ----------------------------------------------------------

Net loss                                                         $      (0.84)          $      (0.58)          $      (0.07)
                                                                 ==========================================================

Weighted average number of common
 shares outstanding                                                 7,338,821              7,073,430              6,787,685
                                                                 ==========================================================

DILUTED PER SHARE DATA:

Income (loss) from continuing operations                         $      (0.84)          $      (0.58)          $       0.04
Loss from discontinued operations                                        0.00                   0.00                  (0.11)
                                                                 ----------------------------------------------------------

Net loss                                                         $      (0.84)          $      (0.58)          $      (0.07)
                                                                 ==========================================================

Weighted average number of common
  shares outstanding                                                7,338,821              7,073,430              7,049,131
                                                                 ==========================================================

DIVIDENDS DECLARED PER SHARE                                     $      0.063           $      0.164           $      0.156
                                                                 ==========================================================


                   The accompanying notes are an integral part
                       of these consolidated statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                For the Years Ended December 31, 1997, 1998, and 1999
                                             --------------------------------------------------------------------------------------


                                                 Common Stock            Paid-in        Retained             Treasury Stock
                                               Shares      Amount        Capital        Earnings         Shares           Amount
                                               ------      ------        -------        --------         ------           ------
BALANCE,
 DECEMBER 31, 1996                           9,748,000     $97,000    $ 25,866,000    $ 31,035,000     1,021,925       $ 1,911,000

Comprehensive loss:
 Net loss                                            0           0               0        (504,000)            0                 0
 Unrealized loss on foreign
  currency translation                               0           0               0               0             0                 0

 Total comprehensive loss

Dividends ($.156 per share)                          0           0               0      (1,030,000)            0                 0
Issuance of stock under dividend
 reinvestment plan                                 746           0           4,000               0             0                 0
Purchase of treasury stock                           0           0               0               0       140,000           774,000
Exercise of stock options,  net of tax               0           0          89,000               0       (57,820)          (95,000)
Fair value of stock
 released to ESOP, net of tax                        0           0         904,000               0             0                 0
                                             --------------------------------------------------------------------------------------

BALANCE,
 DECEMBER 31, 1997                           9,748,746      97,000      26,863,000      29,501,000     1,104,105         2,590,000

Comprehensive loss:
 Net loss                                            0           0               0      (4,136,000)            0                 0
 Unrealized loss on foreign
  currency translation                               0           0               0               0             0                 0

 Total comprehensive loss


Dividends ($.164 per share)                          0           0               0      (1,136,000)            0                 0
Issuance of stock under dividend
 reinvestment plan                               3,304       1,000          13,000               0             0                 0
Purchase of treasury stock                           0           0               0               0       410,000         1,728,000
Exercise of stock options, net of tax                0           0         187,000               0      (188,935)         (310,000)
Fair value of stock
 released to ESOP, net of tax                        0           0         334,000               0             0                 0
                                             --------------------------------------------------------------------------------------

BALANCE,
 DECEMBER 31, 1998                           9,752,050      98,000      27,397,000      24,229,000     1,325,170         4,008,000

Comprehensive loss:
 Net loss                                            0           0               0      (6,139,000)            0                 0
 Unrealized gain on foreign
  currency translation                               0           0               0               0             0                 0

 Total comprehensive loss


Dividends ($.063 per share)                          0           0               0        (451,000)            0                 0
Issuance of stock under dividend
 reinvestment plan                              11,004           0          23,000               0             0                 0
Exercise of stock options, net of tax                0           0         183,000               0      (133,025)         (219,000)
Fair value of stock
 released to ESOP, net of tax                        0           0        (362,000)              0             0                 0
                                             --------------------------------------------------------------------------------------

BALANCE,
 DECEMBER 31, 1999                           9,763,054     $98,000    $ 27,241,000    $ 17,639,000     1,192,145       $ 3,789,000
                                             ======================================================================================





                                          For the Years Ended December 31, 1997, 1998, and 1999
                                          -----------------------------------------------------
                                                             Accumulated
                                                                Other
                                                Unearned    Comprehensive
                                              Compensation  Income (Loss)          Total
                                              ------------  -------------          -----
BALANCE,
 DECEMBER 31, 1996                             $7,080,000      $  25,000       $ 48,032,000

Comprehensive loss:
 Net loss                                               0              0           (504,000)
 Unrealized loss on foreign
  currency translation                                  0       (397,000)          (397,000)
                                                                               ------------
 Total comprehensive loss                                                          (901,000)
                                                                               ------------

Dividends ($.156 per share)                             0              0         (1,030,000)
Issuance of stock under dividend
 reinvestment plan                                      0              0              4,000
Purchase of treasury stock                              0              0           (774,000)
Exercise of stock options,  net of tax                  0              0            184,000
Fair value of stock
 released to ESOP, net of tax                  (1,204,000)             0          2,108,000
                                              ---------------------------------------------

BALANCE,
 DECEMBER 31, 1997                              5,876,000       (372,000)        47,623,000

Comprehensive loss:
 Net loss                                               0              0         (4,136,000)
 Unrealized loss on foreign
  currency translation                                  0       (624,000)          (624,000)
                                                                               ------------
 Total comprehensive loss                                                        (4,760,000)
                                                                               ------------

Dividends ($.164 per share)                             0              0         (1,136,000)
Issuance of stock under dividend
 reinvestment plan                                      0              0             14,000
Purchase of treasury stock                              0              0         (1,728,000)
Exercise of stock options, net of tax                   0              0            497,000
Fair value of stock
 released to ESOP, net of tax                  (1,199,000)             0          1,533,000
                                              ---------------------------------------------

BALANCE,
 DECEMBER 31, 1998                              4,677,000       (996,000)        42,043,000

Comprehensive loss:
 Net loss                                               0              0         (6,139,000)
 Unrealized gain on foreign
  currency translation                                  0        442,000            442,000
                                                                               ------------
 Total comprehensive loss                                                        (5,697,000)
                                                                               ------------

Dividends ($.063 per share)                             0              0           (451,000)
Issuance of stock under dividend
 reinvestment plan                                      0              0             23,000
Exercise of stock options, net of tax                   0              0            402,000
Fair value of stock
 released to ESOP, net of tax                  (1,097,000)             0            735,000
                                              ---------------------------------------------

BALANCE,
 DECEMBER 31, 1999                             $3,580,000      $(554,000)      $ 37,055,000
                                              =============================================





                   The accompanying notes are an integral part
                       of these consolidated statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                    YEAR ENDED DECEMBER 31,
                                                                        1999                  1998                   1997
                                                                    -----------           ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $(6,139,000)          $ (4,136,000)          $   (504,000)
   Adjustments to reconcile net loss to net cash
   provided by operating activities:
      Non-cash loss on disposal of discontinued operations                    0                      0                187,000
      Depreciation and amortization                                   1,794,000              1,796,000              1,897,000
      Net (gain) loss on sales of assets                             (1,268,000)              (291,000)                34,000
      Provision for doubtful accounts and notes receivable              102,000                195,000                200,000
      Provision (credit) to value inventories at LIFO cost              (48,000)              (115,000)                 9,000
      Provision (credit) for deferred income taxes                   (2,962,000)              (552,000)               113,000
      Non-cash ESOP compensation                                        629,000              1,293,000              1,905,000
      Provision for deferred compensation                               244,000                444,000                251,000
      (Increase) decrease in operating assets:
         Accounts and notes receivable                               (2,194,000)              (837,000)             7,442,000
         Inventories                                                  6,417,000              4,487,000             (6,585,000)
         Refundable income taxes                                      1,696,000             (1,228,000)              (269,000)
         Prepaid expenses and other assets                              113,000                510,000                (44,000)
         Other noncurrent assets                                        (37,000)              (423,000)              (463,000)
      Increase (decrease) in operating liabilities:
         Accounts payable                                             2,110,000               (339,000)              (956,000)
         Accrued income taxes payable                                         0                      0               (492,000)
         Accrued liabilities                                            513,000               (453,000)            (2,120,000)
         Other noncurrent liabilities                                  (363,000)              (338,000)              (237,000)
                                                                    ---------------------------------------------------------
            Net cash provided by operating activities                   607,000                 13,000                368,000
                                                                    ---------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                              (5,661,000)            (1,640,000)            (2,053,000)
   Proceeds from sales of assets                                      1,658,000                896,000              1,023,000
                                                                    ---------------------------------------------------------
      Net cash used in investing activities                          (4,003,000)              (744,000)            (1,030,000)
                                                                    ---------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds (repayments) on short-term borrowings                   754,000               (301,000)              (280,000)
   Principal payments on long-term debt                              (1,741,000)            (1,743,000)            (1,656,000)
   Purchase of treasury stock                                                 0             (1,728,000)              (774,000)
   Exercise of stock options                                            105,000                141,000                 44,000
   Cash dividends paid                                                 (330,000)              (896,000)              (822,000)
                                                                    ---------------------------------------------------------
      Net cash used in financing activities                          (1,212,000)            (4,527,000)            (3,488,000)
                                                                    ---------------------------------------------------------
NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS                      (4,608,000)            (5,258,000)            (4,150,000)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   8,000                (81,000)               (19,000)
CASH AND SHORT-TERM INVESTMENTS AT THE BEGINNING
 OF THE YEAR                                                          9,818,000             15,157,000             19,326,000
                                                                    ---------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT THE END OF THE YEAR              $ 5,218,000           $  9,818,000           $ 15,157,000
                                                                    =========================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid during the period for:
    Interest                                                        $   672,000           $    885,000           $  1,358,000
    Income taxes                                                    $    31,000           $     28,000           $    877,000


                   The accompanying notes are an integral part
                       of these consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS AND ORGANIZATION

         Martin Industries, Inc. (the "Company") is a manufacturer of products in two operating segments (see Note 13), which includes home heating products and leisure and other products. On February 24, 1997, the Company elected to discontinue its operations in the metal office furniture segment (see
Note 11). Home heating products are sold primarily to distributors and dealers in the United States and Canada. The Company's leisure products, primarily barbecue gas grills and utility trailers, are sold to distributors, dealers and mass merchandisers in the United States and Canada.

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

CASH AND SHORT-TERM INVESTMENTS

         All short-term investments of the Company, which include commercial paper, money market funds and other low risk investments, are considered cash equivalents in the consolidated statements of cash flows as they are highly liquid and have original maturities of three months or less.

INVENTORIES

         The Company's inventories are determined by the last-in, first-out ("LIFO") method for approximately 63% and 67% of the Company's inventories at December 31, 1999 and 1998, respectively, and by the first-in, first-out ("FIFO") method for all other inventories. Inventory costs include material, labor and overhead, and the Company evaluates raw materials, purchase parts, work-in-process and finished goods to ensure that inventory is not recorded at amounts in excess of estimated net realizable value. Inherent in the estimates of net realizable value are management's estimates related to the Company's customer demand, product mix and salvage value. Certain inventories were reduced in fiscal 1999 and 1998 resulting in a reduction to pre-tax income of approximately $1,500,000 and $2,000,000, respectively. At December 31, 1999 and 1998, the reserve for excess and obsolete inventory was $1,872,000 and $1,716,000, respectively. An analysis of inventories at December 31, 1999 and 1998 follows:


                                                                          1999                 1998
                                                                     ----------------------------------
Inventories valued at first-in, first-out ("FIFO") cost:
      Raw material and purchased parts                               $  8,076,000          $ 10,644,000
      Work-in-process                                                   3,870,000             4,797,000
      Finished goods                                                    6,663,000            10,347,000
                                                                     ----------------------------------
                                                                       18,609,000            25,788,000
      Less excess of FIFO over LIFO cost                                5,417,000             5,465,000
                                                                     ----------------------------------

                                                                     $ 13,192,000          $ 20,323,000
                                                                     ==================================

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

CASH VALUE OF LIFE INSURANCE

         Cash value of life insurance consists primarily of contractual rights under life insurance agreements on the lives of certain current and former officers and directors. The Company owns the policies and pays the premiums. Upon death of an insured party, the Company utilizes the proceeds to fund the related deferred compensation obligation (see Note 7).

REVENUE RECOGNITION

         Revenue is recognized upon the shipment of the Company's products to its customers.

RESEARCH AND DEVELOPMENT

         Research and development expenses are charged against income in the period in which the expenses are incurred. Research and development expenses were $2.0 million, $1.6 million and $1.8 million in 1999, 1998 and 1997, respectively.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company accounts for its stock options under the intrinsic value method and, accordingly, no compensation cost is recognized for options granted that are equal to or greater than the market value at the date of grant.

EARNINGS PER SHARE

         Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS has been computed based on the weighted average number of common shares outstanding, including the effect of outstanding stock options, if dilutive, in each respective year.

         A reconciliation of shares as the denominator of the basic EPS computation to the diluted EPS computation is as follows:

                                                         1999            1998           1997
                                                      -----------    ------------   -----------
Weighted average shares-basic, excluding ESOP
  and stock option effects                              5,426,323       5,279,713     5,245,114

Weighted average effect of ESOP shares
  committed to be released                              1,912,498       1,793,717     1,542,571
                                                      -----------------------------------------

Weighted average number of common shares
  outstanding-basic                                     7,338,821       7,073,430     6,787,685

Dilutive effect of stock options                                0               0       261,446
                                                      -----------------------------------------

Weighted average number of common
  shares outstanding-diluted                            7,338,821       7,073,430     7,049,131
                                                      =========================================

         Options outstanding of 525,014, 765,973 and 526,867 for the years ended December 31, 1999, 1998 and 1997, respectively, were not included in the table above as they were anti-dilutive.

NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which amends FASB Statement No. 133 to be effective for all fiscal years beginning after June 15, 2000 (January 1, 2001 for companies with calendar-year fiscal years). This statement is not expected to have a material effect on the Company's consolidated financial statements.

         In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires capitalization of certain costs of internal-use software. The Company adopted the new rules in 1999 with no significant impact on financial reporting.

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

PRIOR YEAR RECLASSIFICATION

         Certain prior year amounts have been reclassified to conform with the current year's presentation.

3.       INCOME TAXES

         An analysis of the provision (credit) for income taxes from continuing operations for the years ended December 31, 1999, 1998, and 1997 follows:

                              1999             1998           1997
                          -------------    -------------   -----------
Federal:
   Current                $     209,000    $  (1,141,000)  $ 1,103,000
   Deferred                  (2,492,000)        (509,000)     (385,000)
                          --------------------------------------------
                             (2,283,000)      (1,650,000)      718,000
                          --------------------------------------------
State/Provincial:
   Current                      209,000         (100,000)       76,000
   Deferred                    (470,000)         (43,000)     (218,000)
                          --------------------------------------------
                               (261,000)        (143,000)     (142,000)
                          --------------------------------------------
                          $  (2,544,000)   $  (1,793,000)  $   576,000
                          ============================================

         The provision (credit) for income taxes from continuing operations differs from the amounts computed by applying the federal statutory rate due to the following:

                                                                  1999             1998           1997
                                                              -------------    -------------   -----------
Tax provision at the federal statutory rate                   $  (2,952,000)   $  (2,016,000)  $   282,000
State income taxes, net of federal income tax benefit              (172,000)         (94,000)      (94,000)
Non-cash ESOP compensation                                                0           32,000       238,000
Increase in deferred tax valuation allowance                        738,000          446,000             0
Other                                                              (158,000)        (161,000)      150,000
                                                              --------------------------------------------
                                                              $  (2,544,000)   $  (1,793,000)  $   576,000
                                                              ============================================


Temporary differences which create net deferred tax assets at December 31, 1999 and 1998 are as follows:

                                                                                 1999             1998
                                                                            --------------   -------------
   Net operating loss carryforwards                                         $    5,587,000   $   1,778,000
   Deferred compensation                                                           822,000         866,000
   Reserve for excess and obsolete inventory                                       683,000         603,000
   Accrued product liability                                                       422,000         361,000
   Accrued vacation                                                                290,000         203,000
   Accrued workers' compensation                                                   274,000         263,000
   Accrued medical claims                                                          257,000         285,000
   Accrued warranty                                                                253,000         306,000
   Inventory                                                                       229,000         384,000
   Other                                                                           562,000         521,000
                                                                            ------------------------------
                                                                                 9,379,000       5,570,000
   Valuation allowance for deferred tax assets                                  (1,184,000)       (446,000)
                                                                            ------------------------------
     Total deferred tax assets                                                   8,195,000       5,124,000
                                                                            ------------------------------

   Depreciation                                                                   (624,000)       (578,000)
                                                                            ------------------------------
     Total deferred tax liabilities                                               (624,000)       (578,000)
                                                                            ------------------------------

     Net deferred tax assets                                                $    7,571,000   $   4,546,000
                                                                            ==============================

         The Company has net deferred tax assets resulting primarily from net operating loss ("NOL") carryforwards in United States jurisdictions of approximately $3,449,000 expiring in fiscal year 2019, and NOL carryforwards in Canada of approximately $2,138,000 expiring in fiscal years 2000 through 2006.

         The Company establishes valuation allowances in accordance with SFAS No. 109, Accounting for Income Taxes. The Company continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized primarily through future taxable income and certain available tax planning strategies.

         In assessing the valuation allowance established at December 31, 1999 and 1998, the Company recorded valuation allowances primarily related to the Canadian NOL carryforwards to a level where management believes that it is more likely than not that the remaining Canadian net deferred tax asset of approximately $954,000 will be realized primarily through future taxable income and available tax planning strategies.

         The total amount of future taxable income in the United States necessary to realize the remaining deferred tax benefits is approximately $18.5 million. The Company expects to generate this income principally through the implementation of reasonable and prudent tax planning strategies (including the sale of certain divisions, property held for sale and other tax planning strategies if necessary) to fully realize the net deferred tax assets.

         There can be no assurance that the Company will generate enough taxable income through its operations to realize the net deferred tax assets; however, management believes that the Company will generate future taxable income to realize the net deferred tax asset of approximately $7.6 million primarily due to the available tax planning strategies discussed above.

4.       LONG-TERM DEBT

         The Company's long-term debt as of December 31, 1999 and 1998 is as follows:

                                                                        1999             1998
                                                                    ------------     -----------
Bank term loan (ESOP), variable rate, 8.11% and 7.51%
  at December 31, 1999 and 1998, respectively, secured
  by fixed assets of the Company                                     $ 3,580,000     $ 4,774,000
Bank term loan, fixed rate of 6.90%, unsecured                         3,250,000       3,750,000
Capitalized lease obligations, interest rates ranging from
  5.90% to 7.46% at December 31, 1999 and 1998,
  secured by automotive and computer equipment                            34,000          81,000
                                                                     ---------------------------
                                                                       6,864,000       8,605,000
Less current maturities                                                4,458,000       1,741,000
                                                                     ---------------------------
                                                                     $ 2,406,000     $ 6,864,000
                                                                     ===========================

         In connection with the establishment of the ESOP, on January 7, 1993, the Company obtained a bank term loan amounting to $11,934,000 due over a ten-year period at a rate of 79.5% of prime plus 1.35%. Simultaneously, the Company entered into a separate interest rate swap agreement with the bank which carried a notional principal amount of $11,934,000 (which notional amount amortizes corresponding with the loan balance), on which the Company receives payments based on a variable rate (6.76% and 6.16% at December 31, 1999 and 1998 respectively) and makes payments based on a fixed rate of 6.86%. This agreement was designed to fix the interest rate on the debt for seven years at 8.21%. The interest rate swap agreement matured on January 7, 2000. The bank term loan proceeds were loaned by the Company to the ESOP (see Notes 2 and 7), which utilized the funds together with a $54,000 cash contribution from the Company to purchase 3,489,115 shares of common stock from existing stockholders. The terms of the Company loan to the ESOP are substantially similar to the terms under the bank term loan. The Company is obligated to repay the bank term loan in semi-annual principal payments of $596,700 each and has pledged the fixed assets of the Company as collateral on the loan. The bank term loan also requires the Company to meet certain defined covenants and ratios (i.e., debt service coverage, working capital, and net worth) common to such agreements. The Company has complied with or obtained a waiver for all debt compliance covenants in effect at December 31, 1999.

         During 1996, in connection with the acquisition of the Canadian subsidiary, the Company obtained a $5,000,000 bank term loan which was utilized to refinance the subsidiary's debt. The bank term loan requires semi-annual principal payments in the amount of $250,000 and matures on March 15, 2003. However, the Company has agreed to retire the remaining principal amount outstanding of $3,250,000 in connection with the signing of the secured bank line of credit agreement discussed in Note 5.

The total debt at December 31, 1999 maturing in subsequent years is as follows:


                    2000                          $  4,458,000
                    2001                             1,207,000
                    2002                             1,199,000
                                                  ------------
                                                  $  6,864,000
                                                  ============

5.       SHORT-TERM BORROWINGS

         Effective January 1, 2000, the Company entered into a secured bank line of credit agreement for up to a maximum of $10,000,000 which is to be utilized to finance inventories, receivables and operations on an interim basis. Interest on the line of credit is payable monthly at a variable rate based on the 30-day London Interbank Offered Rate ("LIBOR") plus 1.25%, and the line of credit expires on January 1, 2001. The fixed assets that secure the ESOP loan also secure this line of credit.

         During 1999, there were no borrowings under the line of credit that expired on July 31, 1999. During 1998, the maximum and average amounts of borrowings outstanding under this line of credit were $8,010,000 and $1,093,000, respectively, and the weighted average interest rate on these borrowings was 6.9%.

         During 1998, Hunter Technology Inc. ("Hunter"), a wholly-owned subsidiary of 1166081 Ontario Inc., established a bank line of credit with a Canadian financial institution. The credit agreement provides a line of approximately $1,550,000. The credit line is subject to an annual renewal on April 30 each year. The financial institution's review could result in the cancellation of the line or a revision of its terms. As of December 31, 1999, the financial institution had not communicated the results of the review for 1999. In the event that the financial institution terminates the line of credit or proposes amended terms that are unacceptable to the Company, the Company believes it has adequate capital resources available to fund Hunter's operations in the near term. The line of credit is secured by Hunter's receivables, inventory and equipment. Interest on the line of credit is payable monthly at a variable rate equivalent to the financial institution's prime lending rate plus one-half of one percent, which at December 31, 1999 was 7.0%. As of December 31, 1999, the outstanding balance of the line of credit was $776,000. During 1999, the maximum and average amounts of borrowings outstanding under the line of credit were $1,225,000 and $613,000, respectively, and the weighted average interest rate on these borrowings was 6.69%.

         Management of the Company currently believes that its existing cash and funds generated from operations, together with the Company's unused borrowing capacity under the Company's secured line of credit, will be sufficient to fund the Company's operating needs during fiscal year 2000. The Company, however, has experienced significant losses during the last two years, which losses could continue during fiscal year 2000. Such continued losses could result in a material reduction of internally generated funds and could also result in the use of a substantial portion or all of the Company's secured line of credit. Consequently, there can be no assurances that the Company's liquidity position will not be adversely affected during fiscal year 2000. Further, although the Company currently believes it has unused "asset-based" borrowing capacity and other internal sources of liquidity, there can be no assurance that additional financing, or, if the Company's current line of credit is not renewed, financing to replace the existing line of credit will be available beyond fiscal year 2000 on terms acceptable to the Company. It is anticipated that during 2000 the Company will expend approximately $3.2 million for capital expenditures.

6.       STOCKHOLDER RIGHTS PLAN AND PREFERRED SHARE PURCHASE RIGHTS

         On February 22, 1999, the Board of Directors adopted a Stockholder Rights Plan and declared a dividend distribution of one Preferred Share Purchase Right on each outstanding share of common stock. The dividend distribution date was March 8, 1999 payable to stockholders of record on that date. The Rights will expire on March 8, 2009 and the Rights distribution is not taxable to stockholders.

         The Rights will be exercisable only if a person or a group acquires 15% or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the common stock. The Board of Directors is authorized to reduce the 15% thresholds referred to above to not less than 10%. Each Right will entitle stockholders to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $10.

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

7.       EMPLOYEE BENEFIT AND COMPENSATION PLANS

         EMPLOYEE AND DIRECTOR STOCK OPTION PLANS

         In 1988, the Company adopted the 1988 Stock Option Plan for certain key management personnel. Options granted under the 1988 plan were issued at a total purchase price determined by the Board of Directors, to be satisfied 50% in cash upon exercise of the options and 50% in previously earned but unpaid compensation accrued. The previously earned but unpaid compensation accrued represents compensation utilized to reduce the cash exercise price of the option at the date of grant. The difference in the total purchase price of the options and the estimated fair value of the common stock at the date of grant was not material to the Company's consolidated financial statements. Options granted under the 1988 plan are exercisable over a ten-year period beginning one year after the date of grant. At December 31, 1999, there were no options available for grant under this plan.

         In 1994, the Company adopted the 1994 Stock Option Plan for certain officers, directors, and key management employees of the Company. Options granted under the 1994 plan were issued at prices which approximated the fair value of the common stock and are exercisable over a ten-year period beginning one year after the date of grant, with the exception of one grant during 1998 of 50,000 options which is exercisable two years after the date of grant and one grant during 1999 of 30,000 shares which is exercisable three years from the date of employment for a certain officer (November 2, 2001). Total options issuable under this plan amount to 525,014, of which 94,566, 168,830 and 124,000 were granted in 1999, 1998 and 1997, respectively. At December 31, 1999, there were 142,054 options available for grant under this plan.

         During 1994, the Company adopted a stock option agreement with a former director and consultant whereby options for 7,000 shares were granted at prices which approximated the fair value of the common stock. These options are exercisable over a ten-year period beginning one year after the date of grant.

         During 1996, the Company adopted the 1996 Non-Employee Directors' Stock Option and Deferred Compensation Plan whereby directors may elect to receive stock options in lieu of directors' fees. Further, directors may elect to defer all or any portion of the directors' fees in accordance with the terms of the 1996 plan. Options granted under the 1996 plan were issued at prices which approximated the fair value of the common stock and are exercisable over a ten-year period beginning one year after the date of grant. Total options issuable under this plan amount to 100,000, of which no options, 40,765 and 43,809 were granted in 1999, 1998 and 1997, respectively. At December 31, 1999, there were 3,852 options available for grant under this plan.

         The Company accounts for these plans utilizing the intrinsic value method, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's income from continuing operations and income from continuing operations per share would have been reduced to the following pro forma amounts:

                                                                  1999              1998             1997
                                                              ------------      ------------     -----------
Income (loss) from continuing operations:
   As reported                                                $ (6,139,000)     $ (4,136,000)    $   252,000
   Pro forma                                                  $ (6,292,000)     $ (4,394,000)    $   142,000

Income (loss) from continuing operations per share:
   As reported - diluted                                      $      (0.84)     $      (0.58)    $      0.04
   Pro forma - diluted                                        $      (0.86)     $      (0.62)    $      0.02

         Information with respect to stock options is summarized as follows:

                                                    1999                         1998                          1997
                                         -------------------------  ------------------------------  --------------------------
                                           Shares        Wtd. Avg.     Shares          Wtd. Avg.       Shares        Wtd. Avg.
                                            (000)        Ex Price       (000)          Ex Price         (000)        Ex Price
                                         -----------   -----------  -------------    -------------  ------------   -----------

Outstanding at beginning of year             766         $  5.00          788          $   4.31           678         $ 3.68
Granted                                       95            3.07          210              4.85           168           5.92
Exercised                                   (133)           1.57         (189)             1.50           (58)          1.52
Forfeited                                   (203)           6.70          (43)             6.73             0           0.00
                                         -----------------------------------------------------------------------------------
Outstanding at end of year                   525         $  4.89          766          $   5.00           788         $ 4.31
                                         -----------------------------------------------------------------------------------
Exercisable at end of year                   380         $  5.29          556          $   5.05           620         $ 3.88
                                         -----------------------------------------------------------------------------------
Weighted average fair value of options
  granted                                  $1.34                      $  1.76                         $  2.59


         The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: risk-free interest rates of 5.41, 5.20 and 6.10 percent; expected dividend yields of zero, 1.8 and 2.7 percent; expected lives of six years; expected volatility of 50 percent, 49 percent and 50 percent.

         Of the 525,014 options outstanding at December 31, 1999, 120,486 have a range of exercise prices between $1.38 and $3.00 with a weighted average exercise price of $2.36 and a weighted average remaining contractual life of seven years. Of these options, 45,920 are exercisable. Of the options outstanding at December 31, 1999, 294,333 have a range of exercise prices between $4.00 and $6.00 with a weighted average exercise price of $4.96 and a weighted average remaining contractual life of eight years. Of these options, 224,333 are exercisable. The remaining 110,195 options outstanding at December 31, 1999 have a range of exercise prices from $6.38 to $9.50 with a weighted average exercise price of $7.30 and a weighted average remaining contractual life of seven years. All of these options are exercisable.

         During 1999, 1998 and 1997, the Company recognized tax benefits related to the exercise of stock options in the amount of $193,000, $215,000, and $97,000, respectively. The tax benefits were credited to paid-in capital in the respective years.

         EMPLOYEE STOCK OWNERSHIP PLAN

         The Company maintains an ESOP which is available to substantially all employees who meet certain age and service requirements. The Company's
Board of Directors serves as the ESOP's Administrative Committee and thereby directs the actions of the trustees of the ESOP, who are executive officers of the Company.

         On January 7, 1993, the ESOP received a loan from the Company in the amount of $11,934,000 under substantially similar terms as the Company's bank term loan discussed in Note 4. The ESOP utilized the funds together with a $54,000 initial cash contribution from the Company to purchase 3,489,115 shares of Company common stock from existing stockholders. The ESOP has pledged the common stock purchased as security on the loan from the Company. The outstanding balance due on the loan, which is reflected as unearned compensation in the accompanying consolidated balance sheets, as of December 31, 1999, and 1998 was $3,580,000 and $4,677,000, respectively. Company contributions are made to the ESOP in such amounts as determined by the Company's Board of Directors; however, the Company's contributions must be sufficient to cover principal and interest on the loan to the ESOP.

         During the years ended December 31, 1999, 1998 and 1997, the Company recognized interest expense related to the ESOP debt of $392,000, $484,000 and $585,000, respectively. Non-cash ESOP compensation expense recognized by the Company during the years ended December 31, 1999, 1998 and 1997, which was based on the average fair value of the shares committed to be released as compensation, amounted to $629,000, $1,293,000 and $1,905,000, respectively. Additionally, the fair value of shares released in payment of dividends on allocated shares amounted to $51,000, $240,000 and $208,000 in 1999, 1998 and 1997, respectively.

         The difference in the average fair value and the original cost of shares committed to be released as compensation or dividends on allocated shares, net of income taxes, if applicable, was (charged) credited to paid-in capital during the years ended December 31, 1999, 1998 and 1997 and amounted to ($362,000), $334,000 and $904,000, respectively.

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

         During 1999, 1998 and 1997, phantom shares of the Company's common stock totaling 6,329, 7,213 and 11,924, respectively, were allocated to participant accounts. Compensation expense equal to the fair value of phantom shares granted is accrued annually together with any change in the fair value of shares previously allocated and resulted in credits to the consolidated statements of operations in 1999, 1998 and 1997 in the amount of $91,000, $197,000 and $85,000, respectively.

         PROFIT-SHARING PLAN

         The Company maintains a profit-sharing plan covering substantially all employees. Contributions to the plan are at the discretion of the Board of Directors. As a result of the adoption of the ESOP in 1993, no contributions have been made to the plan since 1992.

         As part of the profit-sharing plan, the Company offers a savings retirement provision under Section 401(k) of the Internal Revenue Code to substantially all of its employees. Under these provisions, employees may contribute up to 8% of their total compensation to the plan. The Company makes matching contributions up to a maximum of 1% of the employee's compensation, as defined, which amounted to $69,000, $75,000 and $80,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

         DEFERRED COMPENSATION PLAN

         The Company maintains a supplemental income plan for certain current or retired employees. The Plan provides for 120 monthly payments starting at age 65 equal to 40% of the employee's regular compensation, as defined. The

Company is accruing the net present value of the estimated benefits from the dates of the agreements to the estimated retirement dates. As part of this program, the Company purchased life insurance on the participants to utilize in funding these obligations. Deferred compensation expense recognized by the Company in the years ended December 31, 1999, 1998 and 1997 amounted to $244,000, $444,000 and $251,000, respectively.

         SALARY CONTINUATION (TERMINATION) BENEFITS

         In 1998, the Company entered into certain salary continuation agreements with certain key employees which provide for termination benefits to be paid to these employees. The termination benefits are payable only in the event employment with the Company is terminated for any reason other than death, permanent disability, voluntary termination or for cause. The period covered by the agreements extended through December 31, 1999, with the exception of two agreements which extend through July 11, 2000 and December 31, 2000, respectively. Due to the termination of one participant during 1999, the Company paid $54,000 in salary continuation and accrued $53,000 as compensation to be paid during 2000.

         DIVIDEND REINVESTMENT PLAN ("DRIP")

         The DRIP was adopted by the Company in 1997 to provide holders of common stock with an opportunity to invest cash dividends in shares of common stock and optional cash payments for additional shares of common stock without payment of any brokerage, commission or service charge. During fiscal year 1999, 1998 and 1997, 11,004, 3,304 and 746 shares, respectively, of common stock were issued in connection with this plan.

8.       FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL
INSTRUMENTS

         SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires all businesses to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Based upon their remaining term to maturity and the current interest environment, the estimated fair values of the Company's financial instruments on the balance sheet at December 31, 1999 and 1998 approximate their carrying values at those dates.

         As of December 31, 1999 and as discussed in Note 4, the Company is a party to an interest rate swap, an off-balance-sheet, derivative financial instrument. The interest rate swap carries a current notional amount of $3,580,000 and is accounted for as a 7-year hedge on the bank term loan originated in 1993. The counter-party to the interest rate swap is the Company's primary bank. The interest rate swap agreement matured on January 7, 2000, and the amount of loss in the interest rate swap currently deferred was insignificant at December 31, 1999.

9.       COMMITMENTS AND CONTINGENCIES

         PRODUCT CONTINGENCY

         The Company has experienced production and design problems with certain products manufactured by Hunter. These product problems, in some cases, caused the production to be suspended and, therefore, shipments were also suspended. Corrections have been implemented and the affected products are back in production. The Company has completed its evaluation of the potential exposure to deal with problems related to products shipped prior to these corrections, and it currently believes that the ultimate liability will not have a material adverse effect on the Company.

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

         During 1998, the Company effected a settlement with all but two of the former shareholders, and a contingent settlement with these two. Pursuant to the settlement, the Company has received approximately $315,000 (including interest) of funds held in escrow, an additional payment of $32,000, and cancellation of promissory notes and accrued interest totaling approximately $364,000. Consequently, during the fourth quarter of 1998, the Company recorded a gain on settlement of litigation of $422,000, which is included in interest and other income in the 1998 Consolidated Statement of Operations. The contingent settlement with the two former shareholders will result (if the contingency is satisfied and that portion of the settlement effectuated) in receipt by the Company of an additional $100,000 (including interest), and cancellation of notes and accrued interest totaling approximately $228,000.

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

         LEASES

         The Company had financing lease obligations for a portion of its manufacturing facilities and its central office building. These obligations were classified as financing leases as they contained bargain purchase options which the Company intends to exercise. Although the Company satisfied the financing lease obligations in a prior year, the bargain purchase options had not been exercised as of December 31, 1999. A summary of the asset balances of the leased facilities follows:

                                                       1999                  1998
                                                    -----------          -----------
Class of property:
      Land                                          $   192,000          $   192,000
      Buildings and machinery                         2,223,000            2,223,000
                                                    --------------------------------
                                                      2,415,000            2,415,000
      Less accumulated depreciation                   1,655,000            1,608,000
                                                    --------------------------------
                                                    $   760,000          $   807,000
                                                    ================================

         In addition, the Company has various items of machinery and equipment under operating leases that expire during the next one to six years or are on month-to-month rental terms. Rent expense under all operating leases amounted to $552,000, $376,000 and $524,000 in the years ended December 31, 1999, 1998 and 1997, respectively.

         The following is a schedule of future minimum rental payments by year under operating leases having initial or remaining noncancelable lease terms in excess of one year as of December 31, 1999:


                       2000                          $    222,000
                       2001                               145,000
                       2002                                59,000
                       2003                                16,000
                       2004                                16,000
                       Thereafter                           8,000
                                                     ------------

                                                     $    466,000
                                                     ============

10.      SALE OF CERTAIN ASSETS

         On March 31, 1999, the Company completed the sale of all of the assets of its Ashley solid fuel division. The Company recorded a gain on the sale of the Ashley division of $1,167,000 which is included in gain on sales of assets in the Consolidated Statements of Operations. In connection with this sale, the Company received cash of $1.1 million and accepted notes receivable totaling approximately $1.1 million. The notes bear interest at 7% and are due in installments through the end of 2001. The Company is holding common stock as collateral and also obtained a personal guarantee from the buyer.

11.      DISCONTINUED OPERATIONS

         On February 24, 1997, the Company announced that it had elected to discontinue its operations in the metal office furniture segment. The segment's operations have been treated as a discontinued operation for accounting purposes for all years presented. The Company established a reserve at December 31, 1996 of $1,430,000, net of taxes of $861,000, for estimated operating losses through the date of discontinuance (April, 1997), write-downs of inventory ($100,000) and property, plant and equipment ($510,000) to estimated net realizable value, and estimated costs to discontinue these operations ($245,000). During 1997, the Company exceeded the original estimated reserve by $756,000, net of taxes of $457,000, which is reflected as a loss on disposal of discontinued operations in the 1997 Consolidated Statement of Operations. The estimated reserve was exceeded primarily as a result of greater than anticipated credits for damaged and defective merchandise, lower than anticipated margins on sales (due to discounted sales prices and higher than expected freight costs), group insurance costs and write-downs of inventory. At December 31, 1997, the Company maintained a reserve of $299,000 for charges to be incurred during 1998. During 1998, the reserve was reduced to a $-0-balance. During 1999, there was no activity related to the discontinued operations, and the Company does not anticipate any future expense.

12.      RESTRUCTURE CHARGE

         As part of the continuing effort to reduce operating costs and improve manufacturing efficiencies, the Company made the decision to close its Washington Park, Illinois facility. The Company initiated the closing and the transfer of the gas grill, gas log and freestanding vent-free stove production into the Athens, Alabama and Huntsville, Alabama locations during the second quarter of 1998. The Company recorded a non-recurring charge of $615,000, before tax, in connection with the closing. The non-recurring charge includes plant closing costs of $590,000 (primarily payroll, severance and payroll taxes of $234,000 and group insurance of $255,000) and a property, plant and equipment valuation charge of $25,000. During 1999, the Company increased the reserve by $89,000, primarily due to higher than originally anticipated expenses such as legal fees and group insurance. The estimated reserve remaining as of December 31, 1999 was $189,000.

         On December 9, 1999, the Company announced the planned closing and consolidation of its Huntsville, Alabama manufacturing facility. The closing of the facility began during the first quarter of 2000 and is anticipated to be completed by the end of the third quarter. The current production in Huntsville is being transferred to the Company's existing facilities in Athens and Sheffield, Alabama and Orillia, Ontario. The Company recorded a non-recurring charge of $400,000, before tax, in connection with the closing. The non-recurring charge includes employee termination costs of $125,000 and other exit costs of $275,000 (primarily payroll and benefits of $69,000 and group insurance of $159,000).

13.      INDUSTRY SEGMENT INFORMATION

         Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, certain information is disclosed for the two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company's significant sales segments. The home heating segment products include vented and vent-free gas heaters and furnaces, wood-, gas- and coal-burning free standing heaters and fireplace inserts, pre-engineered gas- and wood-burning fireplaces and gas logs. The leisure and other segment products include premium gas barbecue grills and utility trailer kits. The accounting policies for each segment are the same as those used by the Company as described in Note 2 -- Summary of Significant Accounting Policies. The Company evaluates performance based on net sales, gross profit and segment contribution, defined as gross profit less selling expenses. As such, the Company does not allocate general and administrative expense, non-cash ESOP compensation expense, restructure charge, interest expense, interest and other income or income taxes to the reportable operating segments. The segment results include certain overhead allocations, primarily related to fixed manufacturing and selling expenses. The results for the two reportable segments of the Company are included in the following table.

                                                                             YEAR ENDED DECEMBER 31,
                                                                    1999              1998             1997
                                                              ---------------    --------------   -------------
CONTINUING OPERATIONS:
Net sales:
   Home heating products                                      $    65,040,000    $   65,386,000   $  69,371,000
   Leisure and other products                                      20,638,000        18,639,000      17,980,000
                                                              -------------------------------------------------
                                                              $    85,678,000    $   84,025,000   $  87,351,000
                                                              =================================================
Gross profit:
   Home heating products                                      $     5,055,000    $    7,964,000   $  16,135,000
   Leisure and other products                                       3,253,000         3,695,000       3,695,000
                                                              -------------------------------------------------
                                                              $     8,308,000    $   11,659,000   $  19,830,000
                                                              =================================================
Segment contribution (loss) (1):
   Home heating products                                      $    (1,397,000)   $    1,463,000   $   8,662,000
   Leisure and other products                                         311,000         1,149,000       1,254,000
                                                              -------------------------------------------------
                                                              $    (1,086,000)   $    2,612,000   $   9,916,000
                                                              =================================================
Identifiable net assets (2):
   Home heating products                                      $    16,170,000    $   21,777,000   $  28,024,000
   Leisure and other products                                       6,621,000         6,869,000       4,446,000
   Other (3)                                                        3,980,000         1,681,000       2,731,000
                                                              -------------------------------------------------
                                                              $    26,771,000    $   30,327,000   $  35,201,000
                                                              =================================================
Depreciation and amortization:
   Home heating products                                      $     1,083,000    $    1,190,000   $   1,234,000
   Leisure and other products                                         301,000           259,000         212,000
   Other (3)                                                          410,000           347,000         451,000
                                                              -------------------------------------------------
                                                              $     1,794,000    $    1,796,000   $   1,897,000
                                                              =================================================
Capital expenditures:
   Home heating products                                      $     2,420,000    $    1,033,000   $   1,507,000
   Leisure and other products                                         674,000           117,000         268,000
   Other (3)                                                        2,567,000           490,000         278,000
                                                              -------------------------------------------------
                                                              $     5,661,000    $    1,640,000   $   2,053,000
                                                              =================================================

Discontinued Operations:(5)
Net sales                                                     $             0    $            0   $   5,498,000
Gross profit                                                  $             0    $            0   $  (1,822,000)
Segment contribution (loss) (1)                               $             0    $            0   $  (2,371,000)
Identifiable net assets                                       $             0    $            0   $   1,230,000(4)


------------------------

(1)  Segment contribution (loss) consists of gross profit less selling expenses.
(2) Represents Property, Plant and Equipment and Inventory (each net of respective reserves).
(3) Represents amounts attributable to the Company's corporate administration and discontinued operations.
(4) Represents Property, Plant and Equipment-$978,000, and Inventory-$252,000 (each net of respective reserves).
(5)  See Note 11.

The Company also reports revenues from customers and holds assets in different geographic areas as illustrated in the following table.

                                                                        YEAR ENDED DECEMBER 31,
                                                             1999                1998              1997
                                                       ----------------    ---------------    ---------------
NET SALES FROM CONTINUING OPERATIONS (1):
   United States                                       $     79,353,000    $    79,072,000    $    82,839,000
   Canada                                                     7,226,000          7,212,000          6,514,000
   Elimination of intersegment net sales                       (901,000)        (2,259,000)        (2,002,000)
                                                       ------------------------------------------------------
                                                       $     85,678,000    $    84,025,000    $    87,351,000
                                                       ======================================================

LONG-LIVED ASSETS:
   United States                                       $     10,997,000    $     7,322,000    $     7,200,000
   Canada                                                     4,409,000          4,455,000          5,064,000
                                                       ------------------------------------------------------
                                                       $     15,406,000    $    11,777,000    $    12,264,000
                                                       ======================================================

------------------------

(1) Net sales are attributed to countries based primarily on the location of the external customers.

                                                                      EXHIBIT S

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To Martin Industries, Inc.:


         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of MARTIN INDUSTRIES, INC. included in this Form 10-K and have issued our report thereon dated March 23, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                              ARTHUR ANDERSEN LLP




Birmingham, Alabama
March 23, 2000

                                                                    SCHEDULE II


                            MARTIN INDUSTRIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999


                                                                   Charged/
                                                Balance at        (Credited)      (Deductions)/
                                                 Beginning         to Costs         Recoveries         Balance at
                                                  of Year        and Expenses           Net            End of Year
                                                  -------        ------------      ------------        -----------
FOR THE YEAR ENDED DECEMBER 31, 1997:
Allowance for doubtful accounts                 $  419,000        $   200,000      $  (187,000)         $  432,000

FOR THE YEAR ENDED DECEMBER 31, 1998:
Allowance for doubtful accounts                 $  432,000        $   195,000      $         0          $  627,000

FOR THE YEAR ENDED DECEMBER 31, 1999:
Allowance for doubtful accounts                 $  627,000        $   102,000      $  (125,000)         $  604,000

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             MARTIN INDUSTRIES, INC.

                                By:          /s/ ROBERT L. GOUCHER
                                    ----------------------------------------
                                                Robert L. Goucher
                                       President and Chief Executive Officer

Date:  March 30, 2000


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


                 Signature                                         Title                            Date
                 ---------                                         -----                            ----


           /s/ ROBERT L. GOUCHER                        President, Chief Executive              March 30, 2000
--------------------------------------------               Officer and Director
              Robert L. Goucher                        (Principal Executive Officer)


          /s/ RODERICK V. SCHLOSSER                 Vice President and Chief Financial          March 30, 2000
--------------------------------------------               Officer and Secretary
            Roderick V. Schlosser                    (Principal Financial Officer and
                                                       Principal Accounting Officer)


         /s/ WILLIAM H. MARTIN, III*                             Director
--------------------------------------------
           William H. Martin, III


            /s/ WILLIAM D. BIGGS*                                Director
--------------------------------------------
              William D. Biggs


           /s/ JIM D. CAUDLE, SR.*                               Director
--------------------------------------------
             Jim D. Caudle, Sr.


           /s/ HERBERT J. DICKSON*                               Director
--------------------------------------------
             Herbert J. Dickson


             /s/ JOHN L. DUNCAN*                                 Director
--------------------------------------------
               John L. Duncan


             /s/ BILL G. HUGHEY*                                 Director
--------------------------------------------
               Bill G. Hughey

           /s/ CHARLES R. MARTIN*
--------------------------------------------                     Director
              Charles R. Martin


            /s/ JAMES J. TANOUS*                                 Director
--------------------------------------------
               James J. Tanous


        *By /s/ RODERICK V. SCHLOSSER                                                           March 30, 2000
--------------------------------------------
            Roderick V. Schlosser
              Attorney-In-Fact

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

*  10(y)      Amendment No. 10 to Martin Industries, Inc. Employee Stock Ownership Plan
              which was filed as Exhibit 10(y) to the Company's Annual Report on Form 10-K
              as filed with the Commission on March 31, 1999 (Commission File No. 0-26228).

*  10(z)      Salary Continuation Letter Agreement dated July 15, 1998 between Martin
              Industries, Inc. and Martin D. Husted which was filed as Exhibit 10(z) to the
              Company's Annual Report on Form 10-K as filed with the Commission on March
              31, 1999 (Commission File No. 0-26228).

*  10(aa)     Salary Continuation Letter Agreement dated October 23, 1998 between Martin
              Industries, Inc. and Louis J. Martin, II which was filed as Exhibit 10(aa) to the
              Company's Annual Report on Form 10-K as filed with the Commission on March
              31, 1999 (Commission File No. 0-26228).

*  10(bb)     Salary Continuation Letter Agreement dated October 23, 1998 between Martin
              Industries, Inc. and J. Reid Roney which was filed as Exhibit 10(bb) to the
              Company's Annual Report on Form 10-K as filed with the Commission on March
              31, 1999 (Commission File No. 0-26228).

*  10(cc)     Salary Continuation Letter Agreement dated October 23, 1998 between Martin
              Industries, Inc. and Roderick V. Schlosser which was filed as Exhibit 10(cc) to the


              Company's Annual Report on Form 10-K as filed with the Commission on March 31, 1999
              (Commission File No. 0-26228).

*  10(dd)     Salary Continuation Letter Agreement dated November 2, 1998 between Martin
              Industries, Inc. and Robert L. Goucher which was filed as Exhibit 10(dd) to the
              Company's Annual Report on Form 10-K as filed with the Commission on March
              31, 1999 (Commission File No. 0-26228).

*  10(ee)     Salary Continuation Letter Agreement dated January 25, 1999 between Martin
              Industries, Inc. and Troy K. Hoskins which was filed as Exhibit 10(ee) to the
              Company's Annual Report on Form 10-K as filed with the Commission on March
              31, 1999 (Commission File No. 0-26228).

*  10(ff)     Salary Continuation Letter Agreement dated January 11, 1999 between Martin
              Industries, Inc. and William F. Roberts which was filed as Exhibit 10(ff) to the
              Company's Annual Report on Form 10-K as filed with the Commission on March
              31, 1999 (Commission File No. 0-26228).

*  10(gg)     Salary Continuation Letter dated Agreement dated July 12, 1999 between Martin
              Industries, Inc. and Robert Kevin Caldwell which was filed as Exhibit 10(a) to the
              Company's Quarterly Report on Form 10-Q for the 26-week period ended July 3,
              1999 (Commission File No. 0-26228).

*  10(hh)     Employment Agreement with Robert L. Goucher dated as of November 2, 1998 which was filed as Exhibit 10(gg) to the Company's Annual Report on Form 10-K
              as filed with the Commission on March 31, 1999 (Commission File No. 0-26228).

*  10(ii)     Operating Credit Line Agreement by and between Hunter Technology Inc. and
              Canadian Imperial Bank of Commerce dated October 21, 1998 for a credit limit of
              $2,250,000 (Canadian) which was filed as Exhibit 10(a) to the Company's Quarterly
              Report on Form 10-Q for the 39-week period ended October 2, 1999 (Commission
              File No. 0-26228).

   10(jj)     Fourth Amendment to Loan Agreement and Other Loan Documents by and between Martin
              Industries, Inc. and AmSouth Bank dated as of January 1, 2000.

   10(kk)     Security Agreement by and between Martin Industries, Inc. and AmSouth Bank dated March 22, 2000.

   10(ll)     Modified, Amended and Restated Line of Credit Note by and between Martin Industries, Inc., as Borrower, and AmSouth Bank, as Lender, dated as of January 1, 2000.

    21        Subsidiaries of the Company.

    23        Consent of Arthur Andersen LLP.

    24        Powers of Attorney.

    27        Financial Data Schedule (Electronic Submission only).

------------------------
*  Incorporated by reference.