Form 10-Q
period 2000-04-01
MARTIN INDUSTRIES INC /DE/
filed 2000-05-16
CIK 942143

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                      QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       FOR 13-WEEK PERIOD ENDED APRIL 1, 2000 COMMISSION FILE NO. 0-26228

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


                                 (256) 767-0330
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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

                     8,571,148 SHARES OF COMMON STOCK, $.01
                          PAR VALUE, AS OF MAY 15, 2000

                             MARTIN INDUSTRIES, INC.

                                      INDEX



                                                                                                         PAGE
                                                                                                         ----
PART I.        FINANCIAL INFORMATION

               Item 1.     Financial Statements:

                           Unaudited Condensed Consolidated Balance Sheets as of
                           April 1, 2000 and December 31, 1999                                             2

                           Unaudited Condensed Consolidated Statements of
                           Operations and Comprehensive Income for the 13-Week
                           Periods Ended April 1, 2000 and April 3, 1999                                   4

                           Unaudited Condensed Consolidated Statements of
                           Cash Flows for the 13-Week Periods Ended
                           April 1, 2000 and April 3, 1999                                                 5

                           Notes to Condensed Consolidated Financial Statements                            6

                Item 2.    Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                            12

                Item 3.    Quantitative and Qualitative Disclosure About
                           Market Risk                                                                    18


PART II.        OTHER INFORMATION

                Item 2.    Changes in Securities and Use of Proceeds                                      19


                Item 6.    Exhibits and Reports on Form 8-K                                               19



PART 1   FINANCIAL INFORMATION

Item 1.  Financial Statements

                             MARTIN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS



                                                          April 1,          December 31,
                                                            2000                1999
                                                        -----------         ------------

Current assets:
   Cash and short-term investments                      $    43,000          $ 5,218,000
   Accounts and notes receivable, less
      allowance for doubtful accounts of
      $616,000 and $604,000, respectively                18,307,000           13,153,000
   Inventories                                           13,350,000           13,192,000
   Refundable income taxes                                        0               16,000
   Deferred tax benefits                                  2,641,000            2,970,000
   Prepaid expenses and other assets                      1,180,000            1,164,000
                                                        -----------          -----------

         Total current assets                            35,521,000           35,713,000
                                                        -----------          -----------


   Property, plant and equipment, net                    14,130,000           13,579,000
   Deferred tax benefits                                  4,927,000            4,601,000
   Goodwill, net of accumulated amortization
        of $216,000 and $203,000, respectively            1,808,000            1,827,000
   Cash value of life insurance                           1,390,000            1,359,000
   Notes receivable                                         636,000            1,181,000
   Other                                                    650,000              660,000
                                                        -----------          -----------

                                                         23,541,000           23,207,000
                                                        -----------          -----------

         Total assets                                   $59,062,000          $58,920,000
                                                        ===========          ===========


The accompanying notes are an integral part of these condensed consolidated balance sheets.

                             MARTIN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                      April 1,             December 31,
                                                                        2000                   1999
                                                                    ------------           ------------
LIABILITIES
   Current liabilities:
      Short-term borrowings                                         $  3,546,000           $    944,000
      Current portion of long-term debt                                1,207,000              4,458,000
      Accounts payable                                                 8,563,000              5,303,000
      Accrued liabilities:
         Payroll and employee benefits                                 2,603,000              2,374,000
         Product liability                                             1,105,000              1,122,000
         Warranty                                                        982,000                878,000
         Workers' compensation                                           726,000                731,000
         Restructure charge                                              322,000                589,000
         Other                                                           884,000                873,000
                                                                    ------------           ------------

            Total current liabilities                                 19,938,000             17,272,000
                                                                    ------------           ------------

   Long-term debt                                                      1,806,000              2,406,000
   Deferred compensation                                               2,129,000              2,187,000
                                                                    ------------           ------------

                                                                       3,935,000              4,593,000
                                                                    ------------           ------------

                  Total liabilities                                   23,873,000             21,865,000
                                                                    ------------           ------------


STOCKHOLDERS' EQUITY
   Preferred stock $.01 par value, 1,000,000
      shares authorized; no shares issued
      and outstanding                                                          0                      0
   Common stock, $.01 par value, 20,000,000 shares
      authorized; 9,763,293 shares issued at April 1,
      2000 and 9,763,054 at December 31, 1999                             98,000                 98,000
   Paid-in capital                                                    27,073,000             27,241,000
   Retained earnings                                                  15,666,000             17,639,000
   Accumulated other comprehensive loss                                 (577,000)              (554,000)
                                                                    ------------           ------------

                                                                      42,260,000             44,424,000
   Less:
      Treasury stock at cost (1,192,145 shares at April 1,
         2000 and December 31, 1999)                                   3,789,000              3,789,000
      Unearned compensation - ESOP                                     3,282,000              3,580,000
                                                                    ------------           ------------

            Total stockholders' equity                                35,189,000             37,055,000
                                                                    ------------           ------------

            Total liabilities and stockholders' equity              $ 59,062,000           $ 58,920,000
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

                          MARTIN INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED STATEMENTS
                   OF OPERATIONS AND COMPREHENSIVE INCOME
                                (UNAUDITED)



                                                                       13-WEEK
                                                                    PERIOD ENDED
                                                        -----------------------------------
                                                          APRIL 1,               APRIL 3,
                                                            2000                   1999
                                                        ------------           ------------
NET SALES                                               $ 21,639,000           $ 23,033,000

Cost of sales                                             18,699,000             19,203,000
                                                        ------------           ------------
GROSS PROFIT                                               2,940,000              3,830,000
                                                        ------------           ------------
Operating expenses:
   Selling                                                 2,766,000              2,529,000
   General and administrative                              2,121,000              1,994,000
   Non-cash ESOP compensation expense                        130,000                180,000
   Restructure credit                                       (100,000)                     0
                                                        ------------           ------------
                                                           4,917,000              4,703,000
                                                        ------------           ------------

OPERATING LOSS                                            (1,977,000)              (873,000)

Gain on sales of assets                                      (75,000)            (1,231,000)
Interest expense                                             167,000                198,000
Interest income                                              (96,000)              (114,000)
                                                        ------------           ------------

INCOME (LOSS) BEFORE INCOME TAXES                         (1,973,000)               274,000

Provision for income taxes                                         0                110,000
                                                        ------------           ------------

NET INCOME (LOSS)                                       $ (1,973,000)          $    164,000
                                                        ============           ============
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment                    (23,000)               176,000
                                                        ------------           ------------
Comprehensive income (loss)                             $ (1,996,000)          $    340,000


BASIC PER SHARE DATA:

Net income (loss)                                       $      (0.26)          $       0.02
                                                        ============           ============

Weighted average number of common and common
      equivalent shares outstanding                        7,572,390              7,160,459
                                                        ============           ============
DILUTED PER SHARE DATA:

Net income (loss)                                       $      (0.26)          $       0.02
                                                        ============           ============

Weighted average number of common and common
      equivalent shares outstanding                        7,572,390              7,197,392
                                                        ============           ============

DIVIDENDS DECLARED PER SHARE                            $      0.000           $      0.021
                                                        ============           ============


The accompanying notes are an integral part of these condensed consolidated statements.

                             MARTIN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   13-WEEK
                                                                                PERIOD ENDED
                                                                    ----------------------------------
                                                                      APRIL 1,               APRIL 3,
                                                                        2000                   1999
                                                                    -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                $(1,973,000)           $   164,000
   Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
      Depreciation and amortization                                     526,000                370,000
      Gain on sales of assets                                           (75,000)            (1,231,000)
      Provision for doubtful accounts and notes receivable               12,000                 35,000
      Non-cash ESOP compensation expense                                130,000                180,000
      Other changes in operating assets and liabilities              (1,550,000)            (1,697,000)
                                                                    -----------            -----------

            Net cash used in operating activities                    (2,930,000)            (2,179,000)
                                                                    -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                              (1,123,000)            (1,470,000)
   Proceeds from sale of assets                                         126,000                677,000
                                                                    -----------            -----------

      Net cash used in investing activities                            (997,000)              (793,000)
                                                                    -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term borrowings (repayments)                             2,604,000                 (2,000)
   Net repayments of long-term debt                                  (3,850,000)              (858,000)
   Exercise of stock options                                                  0                 48,000
   Cash dividends paid                                                        0               (113,000)
                                                                    -----------            -----------

      Net cash used in financing activities                          (1,246,000)              (925,000)
                                                                    -----------            -----------

NET DECREASE IN CASH AND SHORT-TERM
   INVESTMENTS                                                       (5,173,000)            (3,897,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  (2,000)                (2,000)

CASH AND SHORT-TERM INVESTMENTS AT THE
   BEGINNING OF THE PERIOD                                            5,218,000              9,818,000
                                                                    -----------            -----------

CASH AND SHORT-TERM INVESTMENTS AT THE
   END OF THE PERIOD                                                $    43,000            $ 5,919,000
                                                                    ===========            ===========

Cash paid during the period for:
  Interest, net                                                     $   145,000            $   175,000
  Income taxes, net                                                 $         0            $         0


The accompanying notes are an integral part of these condensed consolidated statements.

                             MARTIN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

Unaudited Interim Condensed Consolidated Financial Statements

         The accompanying unaudited interim condensed consolidated financial statements of Martin Industries, Inc. and subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. The financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999 included on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2000.

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

2.  INVENTORIES

         The Company's inventories are determined by the last-in, first-out ("LIFO") method for approximately 63% of the Company's inventories at both April 1, 2000 and December 31, 1999, and by the first-in, first-out ("FIFO") method for all other inventories. Inventory costs include material, labor and overhead, and the Company evaluates raw materials, purchase parts, work-in-process and finished goods to ensure that inventory is not recorded at amounts in excess of estimated net realizable value. Inherent in the estimates of net realizable value are management's estimates related to the Company's customer demand, product mix and salvage value. At April 1, 2000 and December 31, 1999, the reserve for excess and obsolete inventory was $1,283,000 and $1,872,000, respectively. An analysis of inventories at April 1, 2000 and December 31, 1999 follows:


                                                                             April 1,           December 31,
                                                                               2000                 1999
                                                                           -----------          -----------
                                                                           (Unaudited)
         Inventories valued at first-in, first-out ("FIFO") cost:
              Raw materials and purchased parts                            $ 9,145,000          $ 6,904,000
              Work-in-process                                                2,337,000            3,088,000
              Finished goods                                                 7,127,000            8,617,000
                                                                           -----------          -----------
                                                                            18,609,000           18,609,000
              Less excess of FIFO over LIFO cost                             5,259,000            5,417,000
                                                                           -----------          -----------
                                                                           $13,350,000          $13,192,000
                                                                           ===========          ===========


3. INCOME TAXES

         The Company has net deferred tax assets resulting primarily from net operating loss ("NOL") carryforwards in United States jurisdictions of approximately $4,088,000 expiring in fiscal years 2019 through 2020, and NOL carryforwards in Canada of approximately $2,193,000 expiring in fiscal years 2000 through 2007.

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

         During 2000, the Company did not record a credit for income taxes as the deferred tax assets resulting from the Company's operating losses were fully reserved. In assessing the valuation allowance established at April 1, 2000 and December 31, 1999, the Company recorded valuation allowances primarily related to the Canadian NOL carryforwards to a level where management believes that it is more likely than not that the remaining Canadian net deferred tax asset of approximately $954,000 will be realized primarily through future taxable income and available tax planning strategies.

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

         There can be no assurance that the Company will generate enough taxable income through its operations to realize the net deferred tax assets; however, management believes that the Company could generate future taxable income to realize the net deferred tax asset of approximately $7.6 million primarily due to the available tax planning strategies discussed above.

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

         A reconciliation of shares as the denominator of the basic EPS computation to the diluted EPS computation is as follows:



                                                                13-Week Period Ended
                                                            ----------------------------
                                                             April 1,           April 3,
                                                               2000               1999
                                                            ---------          ---------
                  Weighted average shares-basic,
                      excluding ESOP and stock
                      option effects                        5,653,684          5,374,701

                  Weighted average effect of ESOP
                      shares committed to be
                      released                              1,918,706          1,785,758
                                                            ---------          ---------

                  Weighted average shares-basic             7,572,390          7,160,459

                  Dilutive effect of stock options                  0             36,933
                                                            ---------          ---------

                  Weighted average number of
                      common and common
                      equivalent shares
                      outstanding-diluted                   7,572,390          7,197,392
                                                            =========          =========




Options outstanding of 622,014 and 517,540 for the 13-week periods ended April 1, 2000 and April 3, 1999, respectively, were not included in the table above as they were anti-dilutive.


5. COMMITMENTS AND CONTINGENCIES

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

         During 1998, the Company effected a settlement with all but two of the former shareholders, and a contingent settlement with these two. Pursuant to the settlement, the Company has received approximately $315,000 (including interest) of funds held in escrow, an additional payment of $32,000, and cancellation of promissory notes and accrued interest totaling approximately $364,000. Consequently, during the fourth quarter of 1998, the Company recorded a gain on settlement of litigation of $422,000. The contingent settlement with the two former shareholders is subject to the adjudication or dismissal of certain litigation assumed upon the acquisition of Hunter and will result (if the contingency is satisfied and that portion of the settlement effectuated) in receipt by the Company of an additional $100,000, and cancellation of notes and accrued interest totaling approximately $227,000.

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


6. RESTRUCTURE CHARGES

         As part of the continuing effort to reduce operating costs and improve manufacturing efficiencies, the Company made the decision to close its Washington Park, Illinois facility. The Company initiated the closing and the transfer of the gas grill, gas log and freestanding vent-free stove production into the Athens, Alabama and Huntsville, Alabama locations during the second quarter of 1998. The Company recorded a restructure charge of $615,000, before tax, in connection with the closing. The restructure charge includes plant closing costs of $590,000 (primarily payroll, severance and payroll taxes of $234,000 and group insurance of $255,000) and a property, plant and equipment valuation charge of $25,000. The estimated reserve remaining as of April 1, 2000 and December 31, 1999 totaled $145,000 and $189,000, respectively.

         On December 9, 1999, the Company announced the planned closing and consolidation of its Huntsville, Alabama manufacturing facility. The closing of the facility began during the first quarter of 2000 and is anticipated to be completed by the end of the second quarter. The production in Huntsville has been transferred to the Company's existing facilities in Athens and Sheffield, Alabama and Orillia, Ontario. At December 31, 1999, the Company recorded a restructure charge of $400,000, before tax, in connection with the closing. The restructure charge included employee termination costs of $125,000 and other exit costs of $275,000 (primarily payroll and benefits of $69,000 and group insurance of $159,000). During 2000, the Company recorded a $100,000 reduction of the reserve based on management's analysis that the original reserve for group insurance claims should be reduced based on a lower-than-anticipated number of terminated employees participating in the Company's self-insured insurance plan. The estimated reserve remaining as of April 1, 2000 totaled $177,000.

7. SALE OF CERTAIN ASSETS

         During the first quarter of 2000, the Company sold certain undeveloped land and rental property and recorded a $75,000 gain.

         On March 31, 1999, the Company completed the sale of all of the assets of its Ashley solid fuel division to United States Stove Company. The Company recorded a gain on the sale of the Ashley division of $1,165,000 which is included in gain on sales of assets in the Condensed Consolidated Statements of Operations and Comprehensive Income. In connection with this sale, the Company received cash of $1.1 million, during 1999, and accepted notes receivable totaling approximately $1.1 million. The notes bear interest at 7% and are due in installments through the end of 2001. The Company is holding common stock as collateral and also obtained a personal guarantee from the buyer.

8. SHORT-TERM BORROWINGS

         Management of the Company currently believes that its existing cash and funds generated from operations, together with the Company's unused borrowing capacity under the Company's secured line of credit, will be sufficient to fund the Company's operating needs during fiscal year 2000. The Company, however, has experienced significant losses during the last two years, and losses could continue during fiscal year 2000. Such continued losses could result in a material reduction of internally generated funds and could also result in the use of a substantial portion or all of the Company's secured line of credit. Consequently, there can be no assurances that the Company's liquidity position will not be adversely affected during fiscal year 2000. Further, although the Company currently believes it has unused "asset-based" borrowing capacity and other internal sources of liquidity, there can be no assurance that additional financing, or, if the Company's current line of credit is not renewed, financing to replace the existing line of credit will be available beyond fiscal year 2000 on terms acceptable to the Company. It is anticipated that during 2000 the Company will expend approximately $3.2 million for capital expenditures as compared to $5.7 million in 1999.

9. INDUSTRY SEGMENT INFORMATION

         Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, certain information is disclosed for the two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company's significant sales segments. The home heating products segment includes vented and vent-free gas heaters and furnaces, pre-engineered gas- and wood-burning fireplaces and gas logs. The leisure and other products segment includes premium gas barbecue grills, utility trailer kits and replacement parts. The accounting policies for each segment are the same as those used by the Company. The Company evaluates performance based on net sales, gross profit and segment contribution, defined as gross profit less selling expenses. As such, the Company does not allocate general and administrative expense, non-cash ESOP compensation expense, interest expense, interest and other income or income taxes to the reportable operating segments. The segment results include certain overhead allocations, primarily related to fixed manufacturing and selling expenses. The results and identifiable net assets for the two reportable segments of the Company are included in the following table.

                                                        Segment Information
                                                 ---------------------------------
                                                        13-Week Period Ended
                                                 ---------------------------------
                                                 April 1,                 April 3,
                                                   2000                     1999
                                                 --------                 --------
                                                           (In thousands)
Net sales:
       Home heating products                     $  9,447                 $ 11,463
       Leisure and other products                  12,192                   11,570
                                                 --------                 --------
                                                 $ 21,639                 $ 23,033
                                                 ========                 ========
Gross profit:
       Home heating products                     $  1,157                 $  1,902
       Leisure and other products                   1,783                    1,928
                                                 --------                 --------
                                                 $  2,940                 $  3,830
                                                 ========                 ========
Segment contribution (loss):(1)
       Home heating products                     $   (112)                $    380
       Leisure and other products                     286                      921
                                                 --------                 --------
                                                 $    174                 $  1,301
                                                 ========                 ========
                                                 April 1,                 Dec. 31,
                                                   2000                     1999
                                                 --------                 --------
Identifiable net assets:(2)
       Home heating products                     $ 14,864                 $ 16,170
       Leisure and other products                   8,295                    6,621
       Other(3)                                     4,321                    3,980
                                                 --------                 --------
                                                 $ 27,480                 $ 26,771
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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited interim condensed consolidated financial statements of the Company and notes thereto appearing elsewhere in this Form 10-Q. All references to the first quarter of 2000 and the first quarter of 1999 are referring to the 13-week periods ended April 1, 2000 and April 3, 1999, respectively.

GENERAL

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

         As used in the following discussion and elsewhere in this Quarterly Report, the term gross sales reflects total customer invoices billed by the Company for the applicable period, net of any customer sales credits issued. The term net sales as used herein and elsewhere in this Quarterly Report, reflects gross sales less deductions for cash discounts, freight and royalties paid by the Company.

RESULTS OF OPERATIONS

         The following tables set forth, for the periods indicated, information derived from the Company's financial statements expressed as a percentage of net sales.

                                                    13-Week Period Ended
                                                  -------------------------
                                                  April 1,         April 3,
                                                    2000             1999
                                                  --------         --------

Net sales                                         100.0%            100.0%
Cost of sales                                      86.4              83.4
Gross profit                                       13.6              16.6
                                                  -----             -----
Operating expense:
      Selling                                      12.8              11.0
      General and administrative                    9.8               8.7
      Non-cash ESOP compensation expense            0.6               0.8
      Restructure credit                           (0.5)              0.0
                                                  -----             -----
                                                   22.7              20.5
                                                  -----             -----
Operating loss                                     (9.1)             (3.9)
Gain on sales of assets                            (0.3)             (5.4)
Interest expense                                    0.8               0.8
Interest income                                    (0.5)             (0.5)
                                                  -----             -----
Income (loss) before income taxes                  (9.1)              1.2
Provision for income taxes                          0.0               0.5
                                                  -----             -----
Net income (loss)                                  (9.1)%             0.7%
                                                  =====             =====

13-WEEK PERIOD ENDED APRIL 1, 2000 COMPARED TO 13-WEEK PERIOD ENDED APRIL 3,
1999

Net Sales

         Net sales in the 13-week period ended April 1, 2000 decreased to $21.6 million from $23.0 million in the 13-week period ended April 3, 1999, a decrease of $1.4 million, or 6.1%.

Home Heating Products. Net sales of home heating products decreased to $9.4 million in the first quarter of 2000 from $11.5 million in the first quarter of 1999, a decrease of $2.2 million, or 17.6%. The decrease in net sales of home heating products was primarily the result of a decrease in gross hearth products sales of $2.0 million, or 18.8%, to $9.3 million. Hearth product sales were negatively impacted by lower housing starts, declining consumer confidence and February shipment delays associated with a computer system conversion. Sales of heating appliances during the first quarter were approximately the same as in the first quarter of 1999.

Leisure and Other Products. Net sales of leisure and other products increased $622,000, or 5.4%, in the first quarter of 2000 to $12.2 million as compared to $11.6 million in the first quarter of 1999. Sales of barbecue gas grills increased $2.3 million, or 25.8%, in the first quarter of 2000, as compared to the first quarter of 1999, primarily as a result of enhancements to the 2000 product offering, strong brand recognition and improved delivery of early season orders. Sales of NuWay utility trailers decreased $1.3 million, or 68.9%, to $572,000 in the first quarter of 2000. The loss of a significant NuWay customer and the planned introduction of the redesigned trailer late in the first quarter, which resulted in the loss of some early season orders, negatively impacted trailer sales.

Gross Profit

         Gross profit in the first quarter of 2000 was $2.9 million as compared to $3.8 million in the first quarter of 1999, a decrease of $890,000, or 23.2%. Gross margin, defined as gross profit as a percentage of net sales, decreased to 13.6% in the first quarter of 2000 from 16.6% in the first quarter of 1999.

Home Heating Products. Gross profit on net sales of home heating products in the first quarter of 2000 was $1.2 million as compared to $1.9 million in the first quarter of 1999, a decrease of $745,000, or 39.2%. The decrease in gross profit was primarily the result of the decrease in sales volume during the quarter together with increased freight and material cost. Gross margin decreased to 12.2% in the first quarter of 2000 from 16.6% in the first quarter of 1999.

Leisure and Other Products. Gross profit on net sales of leisure and other products in the first quarter of 2000 was $1.8 million as compared to $1.9 million in the first quarter of 1999, a decrease of $145,000, or 7.5%. The reduction in gross profit was primarily the result of increased freight and material costs together with an increase in the amount of fixed manufacturing cost allocated to the segment. The increase in the allocation of fixed manufacturing cost is the result of an increase in grill production as a percentage of total production together with a 3.4% increase in total fixed manufacturing cost. Gross margin decreased to 14.6% in the first quarter of 2000 from 16.7% in the first quarter of 1999.

Selling Expenses

         Selling expenses in the first quarter of 2000 increased to $2.8 million from $2.5 million in the first quarter of 1999, an increase of $237,000, or 9.4%, primarily the result of increased commissions, advertising and promotion expenses. Selling expenses as a percent of net sales increased to 12.8% in the first quarter of 2000 from 11.0% in the first quarter of 1999.

Segment Contribution

         Total segment contribution, defined as gross profit less selling expenses, decreased $1.1 million, or 86.6%, to $174,000 in the first quarter of 2000. The decrease was the result of the 23.2% decrease in gross profit and the 9.4% increase in selling expenses.

General and Administrative Expenses

         General and administrative expenses increased $127,000, or 6.4%, in the first quarter of 2000 as compared to the first quarter of 1999. The increase was primarily the result of an increase in depreciation and amortization expense associated with a computer systems change implemented in 1999 and the first quarter of 2000.

Non-cash ESOP Compensation Expense

         Non-cash ESOP compensation expense was $130,000 in the first quarter of 2000 as compared to $180,000 in the first quarter of 1999, a decrease of $50,000, or 27.8%. In the first quarter of 2000, 86,835 shares of unallocated ESOP stock were committed to be released as compensation at an average fair value of $1.50 per share as compared to 70,662 shares committed to be released as compensation at an average fair value of $2.55 per share in the first quarter of 1999.

Restructure Credit

         The restructure credit of $100,000 represents a reduction of the reserve for the Huntsville, Alabama plant closing. The reduction was based on the Company's analysis that the original reserve for group insurance claims should be reduced based on a lower-than-anticipated number of terminated employees participating in the Company's self-insured insurance plan.

Gain on Sales of Assets

         The gain on sales of assets of $75,000 recorded during the first quarter of 2000 includes the sale of certain undeveloped land and rental property. During the first quarter of 1999, the Company recorded a $1.2 million gain on the sale of the Ashley division. See Note 7 to Notes to Condensed Consolidated Financial Statements.

Interest Expense

         Interest expense in the first quarter of 2000 was $167,000 as compared to $198,000 in the first quarter of 1999, a decrease of $31,000, or 15.7%. The decrease was primarily attributable to a decrease in average outstanding debt.

Interest Income

         Interest income in the first quarter of 2000 was $96,000 as compared to $114,000 in the first quarter of 1999, a decrease of $18,000, or 15.8%. The decrease was primarily attributable to a decrease in average outstanding investments.

Provision for Income Taxes

         During the first quarter of 2000, the Company did not record a credit for income taxes as the deferred tax assets resulting from the Company's operating losses were fully reserved. See Note 3 to Notes to Condensed Consolidated Financial Statements. During the first quarter of 1999, the Company recorded a provision for income taxes of $110,000.

Net Loss and Net Loss Per Share

         The net loss in the first quarter of 2000 was $2.0 million as compared to the net income of $164,000 in the first quarter of 1999. The change was primarily the result of the factors discussed above.

         The net loss per share-basic was $0.26 in the first quarter of 2000 as compared to the net income per share-basic of $0.02 in the first quarter of 1999. The change in the net loss per share-basis in the first quarter of 2000 was partially offset by the increase in the weighted average shares outstanding. The increase in the weighted average shares outstanding was primarily the result of stock options exercised and ESOP shares released and committed to be released to participants.

         The net loss per share-diluted was $0.26 in the first quarter of 2000 as compared to the net income per share-diluted of $0.02 in the first quarter of 1999. The dilutive effect of stock options did not have a material effect on the net income (loss) per share on a diluted basis.

         The Company's orders as of May 15, 2000 for its home heating and leisure products were approximately $4.9 million, as compared with second quarter orders of approximately $11.3 million as of the same date in 1999.
The Company attributes this decline in orders primarily to the extension of the deadline for orders under its early booking program for home heating products from May 1, 2000 to June 1, 2000, the loss of vent-free heater orders from a significant home heating product customer and improved delivery of early season orders for Broilmaster gas grills in the first quarter of 2000. The Company believes that this decline in orders may have an adverse effect of the Company's net sales and earnings for the second quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations from internally generated funds and seasonal borrowings under its bank line of credit. The Company's primary capital requirements are for working capital, capital expenditures and debt service.

         As a result of its seasonal business cycle, the Company finances interim working capital requirements with cash and bank lines of credit, one with its principal lender and one with a Canadian financial institution. The line of credit with its principal lender was entered into effective January 1, 2000, has a current maximum of $10,000,000 and expires on January 1, 2001. The line of credit is secured by the receivables and inventory of the Company (exclusive of the receivables and inventory of Hunter). Interest on the line of credit is payable monthly at a variable rate of 30-day LIBOR plus 1.25%, which on May 15, 2000 was 7.54%. As of April 1, 2000, the outstanding balance of the line of credit was $2.6 million. In connection with the renewal of the line in March 2000, the Company repaid the $3.2 million term loan utilized to fund the acquisition of Hunter.

         During 1998, Hunter established a bank line of credit with a Canadian financial institution. The credit agreement provides a line of approximately $1,550,000. The credit line is subject to an annual renewal on April 30 each year. As of May 15, 2000, the results of the financial institution's review were still pending. The financial institution's review could result in the cancellation of the line or a revision of its terms. In the event that the financial institution terminates the line of credit or proposes amended terms that are unacceptable to the Company, the Company currently believes it has adequate capital resources available to fund Hunter's operations in the near term. The line of credit is secured by Hunter's receivables, inventory and equipment. Interest on the line of credit is payable monthly at a variable rate equivalent to the financial institution's prime lending rate plus 0.5%, which at May 15, 2000 was 7.5%. As of April 1, 2000, the outstanding balance of the line of credit was $946,000.

         In January 1993, the Company obtained a term loan from its primary lender, the proceeds of which were loaned to the Company's Employee Stock Ownership Plan ("ESOP") to enable the ESOP to purchase 3,489,115 shares of common stock from certain stockholders of the Company. The loan is due in semi-annual principal payments of $596,700 over a ten-year period. Interest on the loan is payable monthly at a variable rate of 79.5% of prime plus 1.35%. Simultaneously with the origination of the loan, the Company entered into a separate interest rate swap agreement that was designed to fix the interest rate on the loan for seven years from its origination at 8.21%. The interest rate swap expired in January 2000. At May 15, 2000, the interest rate was 8.51%. The loan is secured by a lien on the Company's buildings and equipment and is cross collateralized with the secured line of credit. As of April 1, 2000, the outstanding balance of the loan was $2,984,000.

         Management of the Company currently believes that its existing cash and funds generated from operations, together with the Company's unused borrowing capacity under the Company's secured line of credit, will be sufficient to fund the Company's operating needs during fiscal year 2000. The Company, however, has experienced significant losses during the last two years and during the first quarter of 2000, and losses could continue during the remainder of fiscal year 2000. Such continued losses could result in a material reduction of internally generated funds and could also result in the use of a substantial portion or all of the Company's secured line of credit. Consequently, there can be no assurances that the Company's liquidity position will not be adversely affected during fiscal year 2000. Further, although the Company currently believes it has unused "asset-based" borrowing capacity and other internal sources of liquidity, there can be no assurance that additional financing, or, if the Company's current line of credit is not renewed, financing to replace the existing line of credit will be available beyond fiscal year 2000 on terms acceptable to the Company. It is anticipated that during 2000 the Company will expend approximately $3.2 million for capital expenditures as compared to $5.7 million in 1999.

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

FINANCIAL POSITION

         Cash and short-term investments in the first quarter of 2000 decreased $5.2 million as a result of the following factors: 1.) a net loss of $2.0 million, 2.) a $5.2 million increase in accounts receivable, 3.) a $3.3 million increase in accounts payable, 4.) capital expenditures of $1.1 million, 5.) short-term borrowings of $2.6 million and 6.) repayments of long-term debt of $3.9 million. Accounts receivable increased $5.2 million in the first quarter of 2000. The increase in accounts receivable was primarily the result of a $9.6 million increase in dating receivables for grills and heating appliances. In an effort to better control its production schedule in light of the seasonal nature of its barbecue gas grill and heating appliance business, the Company utilizes early booking programs under which customers receive favorable dating terms for placing their orders early and permitting the Company to ship the products at "factory convenience."

         During the first quarter of 2000, net property, plant and equipment increased $551,000. The increase was the result of $1.1 million in capital expenditures during the quarter offset by the sale of certain assets and depreciation expense of $526,000. Capital expenditures primarily include equipment and tooling for the Company's production facilities and costs incurred in conjunction with the continued implementation of fully integrated Enterprise Resource Planning Programs and Systems.


ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates as part of its normal operations. The Company has estimated its market risk exposures using sensitivity analyses assuming a 10% change in market rates.

FOREIGN CURRENCY EXCHANGE RATE RISK

         Due to its Canadian operations, the Company has assets, liabilities, operations and cash flows in the Canadian currency. Fluctuations in foreign currency exchange rates impact the U.S. dollar value of Canadian dollar assets, liabilities, operations and cash flows. The Company translates the Canadian dollar income statement to U.S. dollars using the average rate of exchange and translates the Canadian dollar balance sheet to U.S. dollars using the closing rate of exchange. Certain accounts (e.g., capital stock) are translated using an historical exchange rate. Consequently, unrealized foreign currency translation adjustments are reported as a separate component of stockholders' equity. To illustrate the potential impact of changes in foreign currency exchange rates on the unrealized foreign currency translation adjustment, a hypothetical 10% change (decrease) in the average and closing exchange rates for the three-month period ended April 1, 2000 would have increased the unrealized foreign currency translation adjustment (a loss) by $720,000.

INTEREST RATE RISK

         At April 1, 2000, the Company had $2,984,000 of debt outstanding at a variable interest rate of 79.5% of prime plus 1.35%. The debt is scheduled to mature in September 2002. Therefore, the Company is exposed to interest rate fluctuations on the debt balance. A hypothetical increase of 10% (for example, the prime rate of 9.0% would increase to 9.90%) in the prime lending rate would not cause the Company's interest expense to increase significantly.

         Effective January 1, 2000, the Company entered into a secured bank line of credit of up to a maximum of $10,000,000 which is to be utilized to finance inventories, receivables and operations on an interim basis. Interest on the line of credit is payable monthly at a variable rate based on the 30-day London Interbank Offered Rate ( LIBOR ) plus 1.25%. A hypothetical increase of 10% in the LIBOR rate would not cause the Company's interest expense to increase significantly.

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


PART II.     OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 18, 1995, the Company closed the sale of 2,300,000 shares of common stock at a price of $9.50 per share in connection with the initial public offering of its stock. The proceeds of the offering, net of an underwriting discount of $1,530,000 and expenses of $923,000, were $19,397,000. Through the date of this Quarterly Report, the Company has used approximately all of the proceeds to fund capital expenditures, acquire Hunter Technology Inc., repay outstanding indebtedness, acquire shares of its Common Stock in accordance with the Company's share repurchase program, and for working capital and other general corporate purposes. During the first quarter of 2000, the Company used approximately $5.2 million to fund capital expenditures, repay outstanding indebtedness and for working capital and other general corporate purposes. See "Condensed Consolidated Balance Sheets," "Condensed Consolidated Statements of Cash Flows," and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources and -- Financial Position," appearing elsewhere in this report.

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

                  10(a) Form of Stock Appreciation Rights Agreement dated January 3, 2000 by and between Martin Industries, Inc. and each corporate officer.

                  10(b) Form of Retention and Termination Agreement dated April 7, 2000 by and between Martin Industries, Inc. and each corporate officer.

                  **27     Financial Data Schedule (for SEC use only).

           (b)    Reports on Form 8-K

                  No reports were filed on Form 8-K during the period.

---------
 *Incorporated by reference
**Filed with electronic filing only

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995:

         With the exception of historical information, the matters and statements discussed, made or incorporated by reference in this Quarterly Report on Form 10-Q, including those regarding the restructuring charges resulting from the closing of the Huntsville, Alabama facility and the Washington Park facility, the Company's engagement of J.C. Bradford & Co., LLC to assist the Company in exploring strategic alternatives, the estimated reserve for excess and obsolete inventories, the utilization of deferred tax assets related to net operating loss carryforwards, the Company's beliefs with respect to the funding of its operations during fiscal year 2000, and the Company's expectations and estimates regarding its foreign currency exchange rate and interest rate risk, constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these "forward-looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "may," "believes," "estimates," "projects," "expects," "intends," and words of similar import. In addition, the Company and its representatives may from time to time make other oral or written statements that are also forward-looking statements. Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. In particular, there can be no assurance that the Company will not exceed the estimated reserve for excess and obsolete inventories, or will utilize deferred tax assets related to net operating loss carryforwards. These assumptions, risks and uncertainties include, but are not limited to, those associated with general economic cycles; the cyclical nature of the industries in which the Company operates and the factors related thereto, including consumer confidence levels, inflation, employment and income levels, the availability of credit, and factors affecting the housing industry; the potential in the Company's business to experience significant fluctuations in quarterly earnings; the Company's business strategy, including its strategy of pursuing new product development; potential losses from product liability and personal injury lawsuits; the effects of seasonality and weather conditions on the Company's home heating product sales and other sales; fluctuations in quarterly earnings due to ESOP accounting; the effect of existing and new governmental and environmental regulations applicable to the Company; the dependence of the Company on key personnel; the highly competitive nature of each of the industries in which the Company operates; the volatility of the stock price at which outstanding shares of the Company may trade from time to time; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Commission. The Company expressly disclaims any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



MARTIN INDUSTRIES, INC.

   Date:  May 15, 2000        By  /s/ Roderick V. Schlosser
                                 ----------------------------------------------
                                     Roderick V. Schlosser
                                     Vice President and Chief Financial Officer
                                     and Secretary
                                     (Executed on behalf of Registrant and
                                     as Principal Financial Officer)

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

          10(a)            Form of Stock Appreciation Rights Agreement dated January 3, 2000 by and between
                           Martin Industries, Inc. and each corporate officer.

          10(b)            Form of Retention and Termination Agreement dated April 7, 2000 by and between
                           Martin Industries,  Inc. and each corporate officer.

        **27               Financial Data Schedule (for SEC use only).

         --------------------------
          *Incorporated by reference
         **Filed with electronic filing only