Form 10-Q
period 2000-07-01
MARTIN INDUSTRIES INC /DE/
filed 2000-08-15
CIK 942143

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                      QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

  FOR 26-WEEK PERIOD ENDED JULY 1, 2000             COMMISSION FILE NO. 0-26228

                             MARTIN INDUSTRIES, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                     63-0133054
     -------------------------------                      ----------------
     (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)


       301 EAST TENNESSEE STREET
           FLORENCE, ALABAMA                                    35630
----------------------------------------                     ----------
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

                     8,571,792 SHARES OF COMMON STOCK, $.01
                        PAR VALUE, AS OF AUGUST 14, 2000

                             MARTIN INDUSTRIES, INC.

                                      INDEX

                                                                                                           PAGE
                                                                                                           ----
PART I.  FINANCIAL INFORMATION

         Item 1.       Financial Statements:

                       Unaudited Condensed Consolidated Balance Sheets as of
                       July 1, 2000 and December 31, 1999                                                     2

                       Unaudited Condensed Consolidated Statements of
                       Operations and Comprehensive Income for the 13-Week and
                       26-Week Periods Ended July 1, 2000 and July 3, 1999                                    4

                       Unaudited Condensed Consolidated Statements of
                       Cash Flows for the 26-Week Periods Ended
                       July 1, 2000 and July 3, 1999                                                          5

                       Notes to Condensed Consolidated Financial Statements                                   6

         Item 2.       Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                                   12

         Item 3.       Quantitative and Qualitative Disclosure About
                       Market Risk                                                                           20

PART II. OTHER INFORMATION

         Item 4.       Submission of Matters to a Vote of Security Holders                                   22

         Item 6.       Exhibits and Reports on Form 8-K                                                      22

PART 1   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             MARTIN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS

                                                                  July 1,           December 31,
                                                                   2000                1999
                                                                -----------         ------------
Current assets:
   Cash and short-term investments                              $     5,000         $ 5,218,000
   Accounts and notes receivable, less
      allowance for doubtful accounts of
      $663,000 and $604,000, respectively                        12,919,000          13,153,000
   Inventories                                                   12,699,000          13,192,000
   Deferred tax benefits                                          2,564,000           2,970,000
   Prepaid expenses and other assets                                919,000           1,180,000
                                                                -----------         -----------
         Total current assets                                    29,106,000          35,713,000
                                                                -----------         -----------


   Property, plant and equipment, net                            13,893,000          13,579,000
   Deferred tax benefits                                          4,991,000           4,601,000
   Goodwill, net of accumulated amortization
        of $269,000 and $203,000, respectively                    1,755,000           1,827,000
   Cash value of life insurance                                   1,423,000           1,359,000
   Notes receivable                                                 482,000           1,181,000
   Other                                                            632,000             660,000
                                                                -----------         -----------
                                                                 23,176,000          23,207,000
                                                                -----------         -----------

         Total assets                                           $52,282,000         $58,920,000
                                                                ===========         ===========

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                             MARTIN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  July 1,           December 31,
                                                                   2000                1999
                                                                -----------         ------------
LIABILITIES
   Current liabilities:
      Short-term borrowings                                     $ 4,641,000         $   944,000
      Current portion of long-term debt                           1,207,000           4,458,000
      Accounts payable                                            5,612,000           5,303,000
      Accrued liabilities:
         Payroll and employee benefits                            2,754,000           2,374,000
         Product liability                                        1,078,000           1,122,000
         Warranty                                                   869,000             878,000
         Workers' compensation                                      711,000             731,000
         Restructure charge                                         183,000             589,000
         Other                                                      875,000             873,000
                                                                -----------         -----------
            Total current liabilities                            17,930,000          17,272,000
                                                                -----------         -----------
   Long-term debt                                                 1,802,000           2,406,000
   Deferred compensation                                          2,070,000           2,187,000
                                                                -----------         -----------
                                                                  3,872,000           4,593,000
                                                                -----------         -----------
                  Total liabilities                              21,802,000          21,865,000
                                                                -----------         -----------

STOCKHOLDERS' EQUITY
   Preferred stock $.01 par value, 1,000,000
      shares authorized; no shares issued
      and outstanding                                                     0                   0
   Common stock, $.01 par value, 20,000,000 shares
      authorized; 9,763,937 shares issued at July 1,
      2000 and 9,763,054 at December 31, 1999                        98,000              98,000
   Paid-in capital                                               26,911,000          27,241,000
   Retained earnings                                             10,976,000          17,639,000
   Accumulated other comprehensive loss                            (732,000)           (554,000)
                                                                -----------         -----------
                                                                 37,253,000          44,424,000
   Less:
      Treasury stock at cost (1,192,145 shares at July 1,
         2000 and at December 31, 1999)                           3,789,000           3,789,000
      Unearned compensation - ESOP                                2,984,000           3,580,000
                                                                -----------         -----------
            Total stockholders' equity                           30,480,000          37,055,000
                                                                -----------         -----------
            Total liabilities and stockholders' equity          $52,282,000         $58,920,000
                                                                ===========         ===========

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                             MARTIN INDUSTRIES, INC.
                        CONDENSED CONSOLIDATED STATEMENTS
                     OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                13-WEEK                              26-WEEK
                                                              PERIOD ENDED                         PERIOD ENDED
                                                    -------------------------------       -------------------------------
                                                       JULY 1,            JULY 3,            JULY 1,            JULY 3,
                                                        2000               1999               2000               1999
                                                    ------------       ------------       ------------       ------------
NET SALES                                           $ 13,988,000       $ 20,774,000       $ 35,627,000       $ 43,807,000

Cost of sales                                         14,519,000         17,930,000         33,218,000         37,133,000
                                                    ------------       ------------       ------------       ------------
GROSS PROFIT (LOSS)                                     (531,000)         2,844,000          2,409,000          6,674,000
                                                    ------------       ------------       ------------       ------------
Operating expenses:
   Selling                                             2,133,000          2,361,000          4,899,000          4,890,000
   General and administrative                          2,342,000          1,860,000          4,463,000          3,854,000
   Non-cash ESOP compensation expense                    136,000            174,000            266,000            354,000
   Restructure credit                                          0                  0           (100,000)                 0
                                                    ------------       ------------       ------------       ------------
                                                       4,611,000          4,395,000          9,528,000          9,098,000
                                                    ------------       ------------       ------------       ------------
OPERATING LOSS                                        (5,142,000)        (1,551,000)        (7,119,000)        (2,424,000)

Gain on sales of assets                                 (637,000)                 0           (712,000)        (1,231,000)
Interest expense                                         222,000            202,000            389,000            400,000
Interest income                                          (37,000)          (113,000)          (133,000)          (227,000)
                                                    ------------       ------------       ------------       ------------
LOSS BEFORE INCOME TAXES                              (4,690,000)        (1,640,000)        (6,663,000)        (1,366,000)

Credit for income taxes                                        0           (491,000)                 0           (381,000)
                                                    ------------       ------------       ------------       ------------
NET LOSS                                            $ (4,690,000)      $ (1,149,000)      $ (6,663,000)      $   (985,000)
                                                    ============       ============       ============       ============

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment               (155,000)           171,000           (178,000)           347,000
                                                    ------------       ------------       ------------       ------------
Comprehensive loss                                  $ (4,845,000)      $   (978,000)      $ (6,841,000)      $   (638,000)
                                                    ============       ============       ============       ============

BASIC PER SHARE DATA:

Net loss                                            $      (0.61)      $      (0.16)      $      (0.87)      $      (0.14)
                                                    ============       ============       ============       ============
Weighted average number of common shares
      outstanding                                      7,659,682          7,277,975          7,616,034          7,219,051
                                                    ============       ============       ============       ============

DILUTED PER SHARE DATA:

Net loss                                            $      (0.61)      $      (0.16)      $      (0.87)      $      (0.14)
                                                    ============       ============       ============       ============

Weighted average number of common shares
      outstanding                                      7,659,682          7,277,975          7,616,034          7,219,051
                                                    ============       ============       ============       ============

DIVIDENDS DECLARED PER SHARE                        $      0.000       $      0.021       $      0.000       $      0.042
                                                    ============       ============       ============       ============

The accompanying notes are an integral part of these condensed consolidated statements.

                             MARTIN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            26-WEEK
                                                                          PERIOD ENDED
                                                                -------------------------------
                                                                  JULY 1,             JULY 3,
                                                                   2000                1999
                                                                -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $(6,663,000)        $  (985,000)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                               1,141,000             772,000
      Gain on sales of assets                                      (712,000)         (1,231,000)
      Provision for doubtful accounts and notes receivable           59,000              76,000
      Non-cash ESOP compensation expense                            266,000             354,000
      Other changes in operating assets and liabilities           2,433,000             531,000
                                                                -----------         -----------
            Net cash used in operating activities                (3,476,000)           (483,000)
                                                                -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                          (1,876,000)         (3,028,000)
   Proceeds from sales of assets                                    267,000             989,000
                                                                -----------         -----------
      Net cash used in investing activities                      (1,609,000)         (2,039,000)
                                                                -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term borrowings                                      3,722,000             738,000
   Net repayments of long-term debt                              (3,854,000)           (874,000)
   Exercise of stock options                                              0             105,000
   Cash dividends paid                                                    0            (227,000)
                                                                -----------         -----------
      Net cash used in financing activities                        (132,000)           (258,000)
                                                                -----------         -----------

NET DECREASE IN CASH AND SHORT-TERM
   INVESTMENTS                                                   (5,217,000)         (2,780,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               4,000               3,000

CASH AND SHORT-TERM INVESTMENTS AT THE
   BEGINNING OF THE PERIOD                                        5,218,000           9,818,000
                                                                -----------         -----------

CASH AND SHORT-TERM INVESTMENTS AT THE
   END OF THE PERIOD                                            $     5,000         $ 7,041,000
                                                                ===========         ===========

Cash paid during the period for:
  Interest, net                                                 $   303,000         $   174,000
  Income taxes, net                                             $         0         $    13,000

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


2.       INVENTORIES

         The Company's inventories are determined by the last-in, first-out ("LIFO") method for approximately 64% and 63% of the Company's inventories at July 1, 2000 and December 31, 1999, respectively, and by the first-in, first-out ("FIFO") method for all other inventories. Inventory costs include material, labor and overhead, and the Company evaluates raw materials, purchase parts, work-in-process and finished goods to ensure that inventory is not recorded at amounts in excess of estimated net realizable value. Inherent in the estimates of net realizable value are management's estimates related to the Company's customer demand, product mix and salvage value. At July 1, 2000 and December 31, 1999, the reserve for excess and obsolete inventory was $1,202,000 and $1,872,000, respectively. An analysis of inventories, net of reserves, at July 1, 2000 and December 31, 1999 follows:

                                                                           July 1,          December 31,
                                                                             2000              1999
                                                                         -----------        ------------
                                                                                  (Unaudited)
         Inventories valued at first-in, first-out ("FIFO") cost:
              Raw materials and purchased parts                          $ 6,734,000        $ 6,904,000
              Work-in-process                                              2,290,000          3,088,000
              Finished goods                                               8,935,000          8,617,000
                                                                         -----------        -----------
                                                                          17,959,000         18,609,000
              Less excess of FIFO over LIFO cost                           5,260,000          5,417,000
                                                                         -----------        -----------
                                                                         $12,699,000        $13,192,000
                                                                         ===========        ===========

3.       INCOME TAXES

         The Company has net deferred tax assets resulting primarily from net operating loss ("NOL") carryforwards in United States jurisdictions of approximately $5,646,000 expiring in fiscal years 2019 through 2020, and NOL carryforwards in Canada of approximately $2,300,000 expiring in fiscal years 2000 through 2007.

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

         During 2000, the Company has not recognized a credit for income taxes as the deferred tax assets resulting from the Company's operating losses were fully reserved. In assessing the valuation allowance established at December 31, 1999, the Company recorded valuation allowances primarily related to the Canadian NOL carryforwards to a level where management believes that it is more likely than not that the remaining Canadian net deferred tax asset of approximately $954,000 will be realized primarily through future taxable income and available tax planning strategies.

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

         A reconciliation of shares as the denominator of the basic EPS computation to the diluted EPS computation is as follows:

                                                      13-Week Period Ended             26-Week Period Ended
                                                  --------------------------        --------------------------
                                                    July 1,         July 3,          July 1,          July 3,
                                                     2000            1999             2000             1999
                                                  ---------        ---------        ---------        ---------
          Weighted average shares-basic,
              excluding ESOP and stock
              option effects                      5,654,141        5,405,381        5,653,911        5,389,875

          Weighted average effect of ESOP
              shares committed to be
              released                            2,005,541        1,872,594        1,962,123        1,829,176
                                                  ---------        ---------        ---------        ---------

          Weighted average shares-basic           7,659,682        7,277,975        7,616,034        7,219,051

          Dilutive effect of stock options                0                0                0                0
                                                  ---------        ---------        ---------        ---------

          Weighted average shares-diluted         7,659,682        7,277,975        7,616,034        7,219,051
                                                  ---------        ---------        ---------        ---------

Options outstanding of 494,514 and 485,708 for the 13-week and 26-week periods ended July 1, 2000 and July 3, 1999, respectively, were not included in the table above as they were anti-dilutive.

5.       COMMITMENTS

         On February 1, 1996, 1166081 Ontario Inc. acquired all of the capital stock of Hunter Technology Inc. ("Hunter") for a purchase price of approximately $1,943,000 that included $850,000 in cash, $729,000 in promissory notes payable and $364,000 paid into escrow. The escrow fund was established at the closing to make funds available to meet the sellers' indemnification obligations to the Company. During the first quarter of 1997, the Company notified certain of the sellers that it was withholding payment on the promissory notes held by them pending resolution of certain issues with the holders of the notes arising out of the purchase transaction. The Company also claimed the entire amount in escrow and instituted litigation to recover these amounts and additional amounts from certain sellers in the purchase transaction, and certain of the sellers sued to enforce collection of their notes.

         During 1998, the Company effected a settlement with all but two of the former shareholders, and a contingent settlement with these two. Pursuant to the settlement, the Company has received approximately $315,000 (including interest) of funds held in escrow, an additional payment of $32,000, and cancellation of promissory notes and accrued interest totaling approximately $364,000. Consequently, during the fourth quarter of 1998, the company recorded a gain on settlement of litigation of $422,000. The contingent settlement with the two former shareholders is subject to the adjudication or dismissal of certain litigation assumed upon the acquisition of Hunter and will result (if the contingency is satisfied and that portion of the settlement effectuated) in receipt by the Company of an additional $103,000, and cancellation of notes and accrued interest totaling approximately $229,000.

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


6.       RESTRUCTURE CHARGE

         As part of the continuing effort to reduce operating costs and improve manufacturing efficiencies, the Company made the decision to close its Washington Park, Illinois facility. The Company initiated the closing and the transfer of the gas grill, gas log and freestanding vent-free stove production into the Athens, Alabama and Huntsville, Alabama locations during the second quarter of 1998. The Company recorded a non-recurring charge of $615,000, before tax, in connection with the closing. The non-recurring charge includes plant closing costs of $590,000 (primarily payroll, severance and payroll taxes of $234,000 and group insurance of $255,000) and a property, plant and equipment valuation charge of $25,000. The estimated reserve remaining as of July 1, 2000 and December 31, 1999 totaled $119,000 and $189,000, respectively.

         On December 9, 1999, the Company announced the planned closing and consolidation of its Huntsville, Alabama manufacturing facility. The closing of the facility began during the first quarter of 2000 and was complete at the end of the second quarter. The production in Huntsville has been transferred to the Company's existing facilities in Athens and Sheffield, Alabama and Orillia, Ontario. At December 31, 1999, the Company recorded a restructure charge of $400,000, before tax, in connection with the closing. The restructure charge included employee termination costs of $125,000 and other exit costs of $275,000 (primarily payroll and benefits of $69,000 and group insurance of $159,000). During 2000, the Company recorded a $100,000 reduction of the reserve based on management's analysis that the original reserve for group insurance claims should be reduced based on a lower-than-anticipated number of terminated employees participating in the Company's self-insured insurance plan. The estimated reserve remaining as of July 1, 2000 totaled $63,000.

7.       SALE OF CERTAIN ASSETS

         During the second quarter of 2000, the Company sold its Huntsville, Alabama manufacturing plant and certain equipment. The Company recorded a gain on sale of $637,000, which is included in gain on sales of assets in the Condensed Consolidated Statements of Operations and Comprehensive Income. In connection with this sale, the Company received total proceeds of $953,000.

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

8.       SHORT-TERM BORROWINGS

         Management of the Company currently believes that its existing cash and funds generated from operations, together with the Company's unused borrowing capacity under the Company's secured line of credit, will be sufficient to fund the Company's operating needs during fiscal year 2000. The Company, however, has experienced significant losses during the last two years, and losses have continued in fiscal year 2000. Such continued losses could result in a material reduction of internally generated funds and could also result in the use of a substantial portion or all of the Company's secured line of credit. Consequently, there can be no assurances that the Company's liquidity position will not be adversely affected during fiscal year 2000. Further, although the Company currently believes it has other internal sources of liquidity, there can be no assurance that additional financing or, if the Company's current line of credit is not renewed, financing to replace the existing line of credit will be available beyond fiscal year 2000 on terms acceptable to the Company. It is anticipated that during 2000 the Company will expend less than $3.0 million for capital expenditures as compared to $5.7 million in 1999.

9.       INDUSTRY SEGMENT INFORMATION

         Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, certain information is disclosed for the two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company's significant sales segments. The home heating products segment includes vented and vent-free gas heaters and furnaces, pre-engineered gas- and wood-burning fireplaces and gas logs. The leisure and other products segment includes premium gas barbecue grills, utility trailer kits and repair parts. The accounting policies for each segment are the same as those used by the Company. The Company evaluates performance based on net sales, gross profit and segment contribution, defined as gross profit less selling expenses. As such, the Company does not allocate general and administrative expense, non-cash ESOP compensation expense, interest expense, interest and other income or income taxes to the reportable operating segments. The segment results include certain overhead allocations, primarily related to production variances, fixed manufacturing and selling expenses. The results and identifiable net assets for the two reportable segments of the Company are included in the following table.

                                                           Segment Information
                                         ----------------------------------------------------------
                                            13-Week Period Ended             26-Week Period Ended
                                         -------------------------         ------------------------
                                          July 1,          July 3,         July 1,           July 3,
                                           2000             1999             2000             1999
                                         --------         --------         --------         -------
Net sales:                                                    (In thousands)
       Home heating products             $  8,652         $ 13,756         $ 18,099         $25,219
       Leisure and other products           5,336            7,018           17,528          18,588
                                         --------         --------         --------         -------
                                         $ 13,988         $ 20,774         $ 35,627         $43,807
                                         ========         ========         ========         =======
Gross profit (loss)
       Home heating products             $   (254)        $  1,570         $    903         $ 3,472
       Leisure and other products            (277)           1,274            1,506           3,202
                                         --------         --------         --------         -------
                                         $   (531)        $  2,844         $  2,409         $ 6,674
                                         ========         ========         ========         =======
Segment contribution (loss): (1)
       Home heating products             $ (1,436)        $     51         $ (1,548)        $   431
       Leisure and other products          (1,228)             432             (942)          1,353
                                         --------         --------         --------         -------
                                         $ (2,664)        $    483         $ (2,490)        $ 1,784
                                         ========         ========         ========         =======

                                          July 1,         Dec. 31,
                                           2000             1999
                                         --------         --------
Identifiable net assets: (2)
       Home heating products             $ 12,716         $ 16,170
       Leisure and other products           9,133            6,621
       Other (3)                            4,743            3,980
                                         --------         --------
                                         $ 26,592         $ 26,771
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited interim condensed consolidated financial statements of the Company and notes thereto appearing elsewhere in this Form 10-Q. All references to the second quarter of 2000 and the second quarter of 1999 are referring to the 13-week periods ended July 1, 2000 and July 3, 1999, respectively. All references to the 2000 year-to-date period and the 1999 year-to-date period are referring to the 26-week periods ended July 1, 2000 and July 3, 1999, respectively.

GENERAL

         The Company announced on March 29, 2000, that it had engaged J.C. Bradford & Co., LLC, of Nashville, Tennessee, to assist the Company in exploring its strategic alternatives, which could include the sale of the Company or some or all of its operating divisions or product lines. On May 31, 2000, the Company announced that its Board of Directors appointed John L. Duncan to replace Robert
L. Goucher as its President and Chief Executive Officer. Mr. Duncan, who has been a Director of the Company since May 1999, is the former president and CEO of Murray Ohio Manufacturing Company. The Company also announced that it has engaged the investment banking firm of McDonald Investments, Inc. to replace J.C. Bradford & Co., LLC as the Company's investment bank. McDonald Investments, an affiliate of Key Corp., is a full service investment banking firm headquartered in Cleveland, Ohio. There can be no assurance that any transaction or other strategic alternative will occur or be pursued or as to the form that any possible transaction or other strategic alternative might take. The Company does not currently expect to disclose developments regarding its pursuit of strategic alternatives unless and until it is in a position to announce it has decided upon a definitive transaction or strategic alternative.

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

                                                 13-Week Period Ended        26-Week Period Ended
                                                ---------------------        --------------------
                                                July 1,        July 3,       July 1,       July 3,
                                                 2000           1999          2000          1999
                                                ------         ------        ------        ------
Net sales                                        100.0 %        100.0 %       100.0 %       100.0 %
Cost of sales                                    103.8           86.3          93.2          84.8
                                                ------         ------        ------        ------
Gross profit (loss)                               (3.8)          13.7           6.8          15.2

Operating expenses:
      Selling                                     15.2           11.4          13.8          11.2
      General and administrative                  16.8            9.0          12.5           8.8
      Non-cash ESOP compensation expense           1.0            0.8           0.7           0.7
      Restructure credit                           0.0            0.0          (0.3)          0.0
                                                ------         ------        ------        ------
                                                  33.0           21.2          26.7          20.7
                                                ------         ------        ------        ------

Operating loss                                   (36.8)          (7.5)        (19.9)         (5.5)
Gain on sales of assets                           (4.6)           0.0          (2.0)         (2.8)
Interest expense                                   1.6            1.0           1.2           0.9
Interest income                                   (0.3)          (0.6)         (0.4)         (0.5)
                                                ------         ------        ------        ------

Loss before income taxes                         (33.5)          (7.9)        (18.7)         (3.1)
Credit for income taxes                            0.0           (2.4)          0.0          (0.9)
                                                ------         ------        ------        ------

Net loss                                         (33.5)%         (5.5)%       (18.7)%        (2.2)%
                                                ======         ======        ======        ======


13-WEEK PERIOD ENDED JULY 1, 2000 COMPARED TO 13-WEEK PERIOD ENDED JULY 3, 1999

Net Sales

         Net sales in the 13-week period ended July 1, 2000 decreased to $14.0 million from $20.8 million in the 13-week period ended July 3, 1999, a decrease of $6.8 million, or 32.7%.

Home Heating Products. Net sales of home heating products decreased to $8.7 million in the second quarter of 2000 from $13.8 million in the second quarter of 1999, a decrease of $5.1 million, or 37.1%. The decrease in net sales of home heating products was primarily the result of a decrease in hearth products gross sales of $3.0 million, or 23.7%, to $9.5 million. Hearth product sales continued to be negatively impacted by lower housing starts and a significant depression in the manufactured home industry. Sales of heating appliances during the second quarter decreased $2.4 million. The decrease is primarily the result of a decrease in customer orders and delays in shipping early season orders. The shipping delays were primarily caused by the transfer of the manufacturing of vent-free and vented heaters. During 1999, the Company both manufactured and imported vent-free heaters. Rather than continuing to manufacture, the Company entered into a sourcing agreement with one of its significant vendors whereby the Company will purchase all of its infrared and blue-flame heater requirements from the vendor for a period of four years or 400,000 units, whichever comes first. Near the end of the second quarter of 2000, the Company received its first shipment of vent-free heaters. Furthermore, in connection with the Huntsville, Alabama plant closing, the production of vented room heaters was transferred to the Company's facility in Orillia, Ontario. The first shipment of these vented heaters was received at the end of the second quarter of 2000.

Leisure and Other Products. Net sales of leisure and other products decreased $1.7 million, or 24.0%, in the second quarter of 2000 to $5.3 million, as compared to $7.0 million in the second quarter of 1999. Sales of Broilmaster premium barbecue gas grills decreased $1.1 million, or 25.0%, in the second quarter of 2000, as compared to the second quarter of 1999, primarily as a result of the Company's improved delivery of early season orders during the first quarter of 2000 and a decline in fill-in orders as inventory quantities at distributor locations were at adequate levels. Sales of NuWay utility trailers decreased $625,000, or 28.5%, to $1.6 million in the second quarter of 2000. The loss of one significant NuWay customer in late 1999 and the decrease in volume from another customer negatively impacted trailer sales.

Gross Loss

         The gross loss in the second quarter of 2000 was $531,000 as compared to the gross profit of $2.8 million in the second quarter of 1999. The gross deficit, defined as gross loss as a percentage of net sales, was 3.8% in the second quarter of 2000. The gross margin was 13.7% in the second quarter of 1999.

Home Heating Products. The gross loss on net sales of home heating products in the second quarter of 2000 was $254,000 as compared to the gross profit of $1.6 million in the second quarter of 1999. The change was primarily the result of the decrease in sales volume, an increase in manufacturing costs and a provision for excess, obsolete and discontinued product of $457,000. The gross deficit was 2.9% in the second quarter of 2000. The gross margin was 11.4% in the second quarter of 1999.

Leisure and Other Products. The gross loss on net sales of leisure and other products in the second quarter of 2000 was $277,000 as compared to a gross profit of $1.3 million in the second quarter of 1999. The gross loss was primarily due to the decrease in sales volume, a decrease in Broilmaster product margins, an increase in manufacturing costs allocated to the segment and a provision for excess, obsolete and discontinued product of $122,000. The gross deficit was 5.2% in the second quarter of 2000. Gross margin was 18.2% in the second quarter of 1999.

Selling Expenses

         Selling expenses in the second quarter of 2000 decreased to $2.1 million from $2.4 million in the second quarter of 1999, a decrease of $228,000, or 9.7%, primarily the result of decreases in commissions, advertising and promotion expenses. Selling expenses as a percent of net sales increased to 15.2% in the second quarter of 2000 from 11.4% in the second quarter of 1999.

Segment Loss

         Total segment loss, defined as gross profit (loss) less selling expenses, was $2.7 million in the second quarter of 2000, as compared to segment contribution of $483,000 during the second quarter of 1999.

General and Administrative Expenses

         General and administrative expenses increased $482,000, or 25.9%, in the second quarter of 2000 as compared to the second quarter of 1999. The increase was primarily the result of severance expense incurred in connection with certain officer and other salaried employee terminations and an increase in depreciation and amortization expense associated with a computer systems change implemented in 1999 and the first quarter of 2000.

Non-cash ESOP Compensation Expense

         Non-cash ESOP compensation expense was $136,000 in the second quarter of 2000 as compared to $174,000 in the second quarter of 1999, a decrease of $38,000, or 21.8%. In the second quarter of 2000, 86,835 shares of unallocated ESOP stock were committed to be released as compensation at an average fair value of $1.57 per share as compared to 72,432 shares committed to be released as compensation at an average fair value of $2.40 per share in the second quarter of 1999.

Gain on Sales of Assets

         During the second quarter of 2000, the Company sold its Huntsville, Alabama manufacturing plant and certain equipment. The Company recorded a gain of $637,000. See Note 7 to Notes to Condensed Consolidated Financial Statements.

Interest Expense

         Interest expense in the second quarter of 2000 was $222,000 as compared to $202,000 in the second quarter of 1999, an increase of $20,000, or 9.9%. The increase was primarily attributable to an increase in average short-term borrowings.


Interest Income

         Interest income in the second quarter of 2000 was $37,000 as compared to $113,000 in the second quarter of 1999, a decrease of $76,000, or 67.3%. The decrease was primarily attributable to a decrease in average outstanding investments.

Credit for Income Taxes

         During the second quarter of 2000, the Company has not recognized a credit for income taxes as the deferred tax assets resulting from the Company's operating losses were fully reserved. See Note 3 to

Notes to Condensed Consolidated Financial Statements. During the second quarter of 1999, the Company recorded a credit for income taxes of $491,000.

Net Loss and Net Loss Per Share

         The net loss in the second quarter of 2000 was $4.7 million as compared to the net loss of $1.1 million in the second quarter of 1999. The change was primarily the result of the factors discussed above.

         The net loss per share-basic was $0.61 in the second quarter of 2000 as compared to the net loss per share-basic of $0.16 in the second quarter of 1999. The increase in the net loss per share-basic in the second quarter of 2000 was partially offset by the increase in the weighted average shares outstanding. The increase in the weighted average shares outstanding was primarily the result of ESOP shares committed to be released to participants.

         The net loss per share-diluted was $0.61 in the second quarter of 2000 as compared to the net loss per share-diluted of $0.16 in the second quarter of 1999. The effect of stock options was not dilutive.

         The Company's orders as of August 14, 2000 for its home heating and leisure and other products were approximately 8.0 million, as compared with $16.1 million at the same time last year. The Company attributes this decline primarily to the loss of orders for home heating appliances (particularly, vent-free heaters). The Company believes that this decline may have an adverse effect on the Company's net sales and earnings for the remainder of 2000.

26-WEEK PERIOD ENDED JULY 1, 2000 COMPARED TO 26-WEEK PERIOD ENDED JULY 3, 1999

Net Sales

         Net sales in the 26-week period ended July 1, 2000 decreased to $35.6 million as compared to $43.8 million in the 26-week period ended July 3, 1999, a decrease of $8.2 million, or 18.7%.

Home Heating Products. Net sales of home heating products decreased to $18.1 million in the 2000 year-to-date period as compared to $25.2 million in the 1999 year-to-date period, a decrease of $7.1 million, or 28.2%. The decrease in net sales of home heating products was primarily the result of a decrease of $5.1 million in hearth products gross sales to $18.8 million. Hearth product sales were negatively impacted by lower housing starts, a significant depression in the manufactured home industry and declining consumer confidence. Sales of heating appliances decreased $2.3 million to $676,000. The decrease was primarily the result of a decrease in customer orders and delays in shipping early season orders.

Leisure and Other Products. Net sales of leisure and other products decreased $1.1 million, or 5.7%, in the 2000 year-to-date period to $17.5 million as compared to $18.6 million in the 1999 year-to-date period. The decrease was the result of a $1.9 million, or 47.0%, decrease in sales of NuWay utility trailers. The loss of a significant NuWay customer in late 1999 and the decrease in volume from another customer negatively impacted trailer sales. Also, the planned introduction of the redesigned trailer late in the first quarter, which resulted in the loss of some early season orders, negatively impacted trailer sales. Sales of Broilmaster premium barbeque grills increased $1.2 million, or 8.6%, primarily due to enhancements to the 2000 product offering and strong brand recognition.

Gross Profit

         The gross profit in the 2000 year-to-date period was $2.4 million as compared to $6.7 million in the 1999 year-to-date period, a decrease of $4.3 million, or 63.9%. The gross margin decreased to 6.8% in the 2000 year-to-date period from 15.2% in the 1999 year-to-date period.

Home Heating Products. The gross profit on net sales of home heating products was $903,000 in the 2000 year-to-date period as compared to $3.5 million in the 1999 year-to-date period, a decrease of $2.6 million or 74.0%. The gross margin decreased to 5.0% in the 2000 year-to-date period from 13.7% in the 1999 year-to-date period. The decrease in gross profit was primarily the result of a decrease in sales volume, an increase in manufacturing costs and a provision for excess, obsolete and discontinued product of $498,000.

Leisure and Other Products. The gross profit on net sales of leisure and other products decreased $1.7 million, or 53.0%, in the 2000 year-to-date period to $1.5 million as compared to $3.2 million in the 1999 year-to-date period. The gross margin decreased to 8.6% in the 2000 year-to-date period from 17.2% in the 1999 year-to-date period. The decrease in gross profit was primarily the result of the decrease in sales volume, a decrease in Broilmaster product margins, an increase in the amount of manufacturing costs allocated to the segment and a provision for excess, obsolete and discontinued product of $144,000.

Selling Expenses

         Selling expenses in the 2000 year-to-date period were $4.9 million as compared to $4.9 million in the 1999 year-to-date period. Selling expenses as a percentage of net sales increased to 13.8% in the 2000 year-to-date period from 11.2% in the 1999 year-to-date period.

Segment Contribution

         Total segment loss was $2.5 million in the 2000 year-to-date period compared to a segment contribution of $1.8 million in the 1999 year-to-date period. The change was primarily the result of the decrease in gross profit.

General and Administrative Expenses

         General and administrative expenses increased $609,000, or 15.8%, in the 2000 year-to-date period as compared to the 1999 year-to-date period. The increase was primarily the result of severance expense incurred in connection with the termination of officers and other salaried employees and an increase in depreciation and amortization expense associated with a computer systems change implemented in 1999 and the first quarter of 2000.

Non-cash ESOP Compensation Expense

         Non-cash ESOP compensation expense decreased $88,000, or 24.9%, in the 2000 year-to-date period to $266,000, as compared to $354,000 in the 1999 year-to-date period. In the 2000 year-to-date period, 173,670 shares of unallocated ESOP stock were committed to be released as compensation at an average fair value of $1.53 per share, as compared to 143,094 shares committed to be released as compensation at an average fair value of $2.47 per share in the 1999 year-to-date period.

Restructure Charge

         The restructure credit of $100,000 represents a reduction of the reserve for the Huntsville, Alabama plant closing. The reduction was based on the Company's analysis that the original reserve for group insurance claims should be reduced based on a lower-than-anticipated number of terminated employees participating in the Company's self-insured insurance plan.

Gain on Sales of Assets

         The gain on sales of assets of $712,000 during the 2000 year-to-date period includes the $75,000 gain recorded in connection with the sale of certain undeveloped land and rental property and the $637,000 gain recorded in connection with the sale of the Huntsville, Alabama manufacturing plant and certain equipment. See Note 7 to Notes to Condensed Consolidated Financial Statements. The $1.2 million gain on sales of assets during the 1999 year-to-date period represents the gain on sale of the Ashley division recorded during the first quarter.

Interest Expense

         Interest expense decreased $11,000, or 2.8%, in the 2000 year-to-date period to $389,000, as compared to $400,000 in the 1999 year-to-date period. The decrease was primarily attributable to a decrease in average outstanding debt during the year-to-date period.

Interest Income

         Interest income decreased $94,000, or 41.4%, in the 2000 year-to-date period to $133,000, as compared to $227,000 in the 1999 year-to-date period. The decrease was primarily the result of a decrease in average outstanding investments.

Credit for Income Taxes

         During the 2000 year-to-date period, the Company has not recognized a credit for income taxes as the deferred tax assets resulting from the Company's operating losses were fully reserved. See Note 3 to Notes to Condensed Consolidated Financial Statements. During the 1999 year-to-date period, the Company recorded a credit for income taxes of $381,000.


Net Loss and Net Loss Per Share

         The net loss in the 2000 year-to-date period was $6.7 million as compared to the net loss of $1.0 million in the 1999 year-to-date period. The change was primarily the result of the factors discussed above.

         The net loss per share-basic was $0.87 in the 2000 year-to-date period as compared to $0.14 in the 1999 year-to-date period. The increase in net loss per share-basic was partially offset by the increase in the weighted average shares outstanding. The increase in weighted average shares outstanding was primarily the result of ESOP shares committed to be released to participants.

         The net loss per share on a diluted basis was $0.87 in the 2000 year-to-date period as compared to $0.14 in the 1999 year-to-date period. The effect of stock options was not dilutive.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations from internally generated funds and seasonal borrowings under its bank line of credit. The Company's primary capital requirements are for working capital, capital expenditures and debt service.

         As a result of its seasonal business cycle, the Company finances interim working capital requirements with cash and bank lines of credit, one with its principal lender and one with a Canadian financial institution. The line of credit with its principal lender was entered into effective January 1, 2000, has a current maximum of $10,000,000 and expires on January 1, 2001. The line of credit is secured by the receivables and inventory of the Company (exclusive of the receivables and inventory of Hunter). Interest on the line of credit is payable monthly at a variable rate of 30-day LIBOR plus 1.25%, which on August 14, 2000 was 7.87%. As of July 1, 2000, the outstanding balance of the line of credit was $3.8 million. In connection with the renewal of the line in March 2000, the Company repaid the $3.2 million term loan utilized to fund the acquisition of Hunter.

         During 1998, Hunter established a bank line of credit with a Canadian financial institution. The credit agreement initially provided a line of approximately $1,550,000. The credit line is subject to an annual renewal on April 30 each year. Pending completion of the current year annual review, the financial institution has temporarily reduced the credit line availability to approximately $1,012,000. The line of credit is secured by Hunter's receivables, inventory and equipment. Interest on the line of credit is payable monthly at a variable rate equivalent to the financial institution's prime lending rate plus 0.5%, which at August 14, 2000 was 8.0%. As of July 1, 2000, the outstanding balance of the line of credit was $702,000.

         In January 1993, the Company obtained a term loan from its primary lender, the proceeds of which were loaned to the Company's Employee Stock Ownership Plan ("ESOP") to enable the ESOP to purchase 3,489,115 shares of common stock from certain stockholders of the Company. The loan is due in semi-annual principal payments of $596,700 over a ten-year period. Interest on the loan is payable monthly at a variable rate of 79.5% of prime plus 1.35%. At August 14, 2000, the interest rate was 8.90%. The loan is secured by a lien on the Company's buildings and equipment and is cross collateralized with the secured line of credit As of July 1, 2000, the outstanding balance of the loan was $2,984,000.

         Management of the Company currently believes that its existing cash and funds generated from operations, together with the Company's unused borrowing capacity under the Company's secured line of credit, will be sufficient to fund the Company's operating needs during fiscal year 2000. The Company, however, has experienced significant losses during the last two years and during the 2000 year-to-date period, and losses could continue during the remainder of fiscal year 2000. Such continued losses could result in a material reduction of internally generated funds and could also result in the use of a substantial portion or all of the Company's secured line of credit. Consequently, there can be no assurances that the

Company's liquidity position will not be adversely affected during fiscal year 2000. Further, although the Company currently believes it has other internal sources of liquidity, there can be no assurance that additional financing or, if the Company's current line of credit is not renewed, financing to replace the existing line of credit will be available beyond fiscal year 2000 on terms acceptable to the Company. It is anticipated that during 2000 the Company will expend less than $3.0 million for capital expenditures as compared to $5.7 million in 1999.

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

FINANCIAL POSITION

         Cash and short-term investments in the 2000 year-to-date period decreased $5.2 million primarily as a result of the net loss of $6.7 million and capital expenditures of $1.9 million. These factors were partially offset by the collection of accounts and notes receivable.

         During the 2000 year-to-date period, net property, plant and equipment increased $314,000. The increase was the result of $1.9 million in capital expenditures during the quarter offset by the sale of certain assets and depreciation expense of $1.5 million. Capital expenditures primarily include equipment and tooling for the Company's production facilities and costs incurred in conjunction with the continued implementation of the fully integrated computer system.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates as part of its normal operations. The Company has estimated its market risk exposures using sensitivity analyses assuming a 10% change in market rates.

FOREIGN CURRENCY EXCHANGE RATE RISK

         Due to its Canadian operations, the Company has assets, liabilities, operations and cash flows in the Canadian currency. Fluctuations in foreign currency exchange rates impact the U.S. dollar value of Canadian dollar assets, liabilities, operations and cash flows. The Company translates the Canadian dollar income statement to U.S. dollars using the average rate of exchange and translates the Canadian dollar balance sheet to U.S. dollars using the closing rate of exchange. Certain accounts (e.g., capital stock) are translated using an historical exchange rate. Consequently, unrealized foreign currency translation adjustments are reported as a separate component of stockholders' equity. To illustrate the potential impact of changes in foreign currency exchange rates on the unrealized foreign currency translation adjustment, a hypothetical 10% change (decrease) in the average and closing exchange rates for the six-month period ended July 1, 2000 would have increased the unrealized foreign currency translation adjustment (a loss) by $703,000.

INTEREST RATE RISK

         At July 1, 2000, the Company had $2,984,000 of debt outstanding at a variable interest rate of 79.5% of prime plus 1.35%. The debt is scheduled to mature in September 2002. Therefore, the Company is exposed to interest rate fluctuations on the debt balance. A hypothetical increase of 10% (for example, the prime rate of 9.5% would increase to 10.45%) in the prime lending rate would not cause the Company's interest expense to increase significantly.

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

         Further, Hunter maintains a secured bank line of credit of up to a maximum of approximately $1,012,000 which is to be utilized to finance inventories, receivables and operations. Interest on the line of credit is payable monthly at a variable rate based on the lender's prime rate plus .5%. A hypothetical increase of 10% in the prime lending rate would not cause the Company's interest expense to increase significantly.

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

PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         The annual meeting of stockholders of Martin Industries, Inc. was held on May 19, 2000. At the annual meeting, the stockholders elected two members to the board of directors of the Company to serve as a class until the annual meeting to be held in 2003. The nominees to the board of directors to serve until the annual meeting to be held in 2003 received the following number of votes:

                                                   Shares Voted               Shares               Abstentions
                                                        For                  Withheld             and Non-Votes
                                                 ------------------        ------------           -------------
        Bill G. Hughey                              7,113,739                  542,503                   0
        Charles R. Martin                           7,122,073                  534,169                   0

         At the annual meeting, the stockholders also considered the selection of the Company's independent auditors for the fiscal year ending December 31, 2000. The stockholders approved the selection by the board of directors of the accounting firm of Arthur Andersen LLP as independent auditors for the Company for said fiscal year by the following number of votes:

                                     Shares Voted              Shares Voted            Abstentions
                                          For                    Against              and Non-Votes
                                     ------------              ------------           -------------
                                       7,553,632                  89,951                  12,659


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

-----------------------------------
  *Incorporated by reference
**Filed with electronic filing only

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995:


         With the exception of historical information, the matters and statements discussed, made or incorporated by reference in this Quarterly Report on Form 10-Q, including those regarding the restructuring charges resulting from the closing of the Huntsville, Alabama facility and the Washington Park facility, the Company's engagement of McDonald Investments, Inc. to assist the Company in exploring strategic alternatives, the estimated reserve for excess and obsolete inventories, the utilization of deferred tax assets related to net operating loss carryforwards, the Company's beliefs with respect to the funding of its operations during fiscal year 2000, and the Company's expectations and estimates regarding its foreign currency exchange rate and interest rate risk, constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these "forward-looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "may," "believes," "estimates," "projects," "expects," "intends," and words of similar import. In addition, the Company and its representatives may from time to time make other oral or written statements that are also forward-looking statements. Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. In particular, there can be no assurance that the Company will not exceed the estimated reserve for excess and obsolete inventories, will utilize deferred tax assets related to net operating loss carryforwards, or will not incur costs related to products of Hunter Technology Inc. in excess of those currently expected. These assumptions, risks and uncertainties include, but are not limited to, those associated with general economic cycles; the cyclical nature of the industries in which the Company operates and the factors related thereto, including consumer confidence levels, inflation, employment and income levels, the availability of credit, and factors affecting the housing industry; the potential in the Company's business to experience significant fluctuations in quarterly earnings; the Company's business strategy, including its strategy of pursuing new product development; potential losses from product liability and personal injury lawsuits; the effects of seasonality and weather conditions on the Company's home heating product sales and other sales; fluctuations in quarterly earnings due to ESOP accounting; the effect of existing and new governmental and environmental regulations applicable to the Company; the dependence of the Company on key personnel; the highly competitive nature of each of the industries in which the Company operates; the volatility of the stock price at which outstanding shares of the Company may trade from time to time; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Commission. The Company expressly disclaims any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      MARTIN INDUSTRIES, INC.

      Date:  August 15, 2000     By  /s/ Roderick V. Schlosser
                                     ------------------------------------------
                                     Roderick V. Schlosser
                                     Vice President and Chief Financial Officer
                                     and Secretary
                                     (Executed on behalf of Registrant and
                                     as Principal Financial Officer)

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