Form 10-Q
period 2000-09-30
MARTIN INDUSTRIES INC /DE/
filed 2000-11-14
CIK 942143

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



FOR 39-WEEK PERIOD ENDED SEPTEMBER 30, 2000          COMMISSION FILE NO. 0-26228

                             MARTIN INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                         63-0133054
--------------------------------------------------------------------------------
   (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

      301 EAST TENNESSEE STREET
          FLORENCE, ALABAMA                                       35630
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)


                                 (256) 767-0330
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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

                     8,572,060 SHARES OF COMMON STOCK, $.01
                       PAR VALUE, AS OF NOVEMBER 13, 2000

                             MARTIN INDUSTRIES, INC.

                                      INDEX



                                                                                               PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Unaudited Condensed Consolidated Balance Sheets as of
                  September 30, 2000 and December 31, 1999                                      2

                  Unaudited Condensed Consolidated Statements of Operations and
                  Comprehensive Income for the 13-Week and 39-Week Periods Ended
                  September 30, 2000 and October 2, 1999                                        4

                  Unaudited Condensed Consolidated Statements of
                  Cash Flows for the 39-Week Periods Ended
                  September 30, 2000 and October 2, 1999                                        5

                  Notes to Condensed Consolidated Financial Statements                          6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                          12

         Item 3.  Quantitative and Qualitative Disclosure About
                  Market Risk                                                                  20

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                             22

PART 1   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             MARTIN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS

                                                    September 30,     December 31,
                                                        2000             1999
                                                    ------------      ------------
Current assets:
   Cash and short-term investments                  $      4,000      $  5,218,000
   Accounts and notes receivable, less
      allowance for doubtful accounts of
      $734,000 and $604,000, respectively             13,355,000        13,153,000
   Inventories                                        11,388,000        13,192,000
   Deferred tax benefits                               2,342,000         2,970,000
   Prepaid expenses and other assets                   1,099,000         1,180,000
                                                    ------------      ------------

         Total current assets                         28,188,000        35,713,000
                                                    ------------      ------------


   Property, plant and equipment, net                 13,607,000        13,579,000
   Deferred tax benefits                               5,203,000         4,601,000
   Goodwill, net of accumulated amortization
        of $233,000 and $203,000, respectively         1,719,000         1,827,000
   Cash value of life insurance                        1,601,000         1,359,000
   Notes receivable                                      642,000         1,181,000
   Other                                                 459,000           660,000
                                                    ------------      ------------

                                                      23,231,000        23,207,000
                                                    ------------      ------------

         Total assets                               $ 51,419,000      $ 58,920,000
                                                    ============      ============


The accompanying notes are an integral part of these condensed consolidated balance sheets.

                             MARTIN INDUSTRIES, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                September 30,      December 31,
                                                                    2000               1999
                                                                ------------       ------------
LIABILITIES
   Current liabilities:
      Short-term borrowings                                     $  8,380,000       $    944,000
      Current portion of long-term debt                            1,194,000          4,458,000
      Accounts payable                                             5,715,000          5,303,000
      Accrued liabilities:
         Payroll and employee benefits                             2,459,000          2,374,000
         Product liability                                         1,056,000          1,122,000
         Warranty                                                    873,000            878,000
         Workers' compensation                                       784,000            731,000
         Restructure charges                                          89,000            589,000
         Other                                                       826,000            873,000
                                                                ------------       ------------

            Total current liabilities                             21,376,000         17,272,000
                                                                ------------       ------------

   Long-term debt                                                  1,269,000          2,406,000
   Deferred compensation                                           1,983,000          2,187,000
                                                                ------------       ------------

                                                                   3,252,000          4,593,000
                                                                ------------       ------------

                  Total liabilities                               24,628,000         21,865,000
                                                                ------------       ------------

STOCKHOLDERS' EQUITY
   Preferred stock $.01 par value, 1,000,000
      shares authorized; no shares issued
      and outstanding                                                      0                  0
   Common stock, $.01 par value, 20,000,000 shares
      authorized; 9,764,205 shares issued at September 30,
      2000 and 9,763,054 at December 31, 1999                         98,000             98,000
   Paid-in capital                                                26,722,000         27,241,000
   Retained earnings                                               7,262,000         17,639,000
   Accumulated other comprehensive loss                             (817,000)          (554,000)
                                                                ------------       ------------

                                                                  33,265,000         44,424,000
   Less:
      Treasury stock at cost (1,192,145 shares at
         September 30, 2000 and at December 31, 1999)              3,789,000          3,789,000
      Unearned compensation - ESOP                                 2,685,000          3,580,000
                                                                ------------       ------------

            Total stockholders' equity                            26,791,000         37,055,000
                                                                ------------       ------------

            Total liabilities and stockholders' equity          $ 51,419,000       $ 58,920,000
                                                                ============       ============

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                             MARTIN INDUSTRIES, INC.
                        CONDENSED CONSOLIDATED STATEMENTS
                     OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                            13-WEEK                       39-WEEK
                                                          PERIOD ENDED                  PERIOD ENDED
                                                 ----------------------------    ----------------------------
                                                 September 30,    October 2,     September 30,    October 2,
                                                     2000            1999            2000            1999
                                                 ------------    ------------    ------------    ------------
NET SALES                                        $ 13,556,000    $ 21,415,000    $ 49,183,000    $ 65,222,000
Cost of sales                                      13,225,000      20,231,000      46,443,000      57,364,000
                                                 ------------    ------------    ------------    ------------
GROSS PROFIT                                          331,000       1,184,000       2,740,000       7,858,000
                                                 ------------    ------------    ------------    ------------
Operating expenses:
   Selling                                          1,869,000       2,471,000       6,768,000       7,361,000
   General and administrative                       1,851,000       2,000,000       6,313,000       5,854,000
   Non-cash ESOP compensation expense                 108,000         159,000         374,000         513,000
   Restructure credit                                       0               0        (100,000)              0
                                                 ------------    ------------    ------------    ------------
                                                    3,828,000       4,630,000      13,355,000      13,728,000
                                                 ------------    ------------    ------------    ------------
OPERATING LOSS                                     (3,497,000)     (3,446,000)    (10,615,000)     (5,870,000)
(Gain) loss on sales of assets                         (2,000)          5,000        (714,000)     (1,226,000)
Interest expense                                      250,000         186,000         639,000         586,000
Interest  income                                      (31,000)        (92,000)       (163,000)       (319,000)
                                                 ------------    ------------    ------------    ------------
Loss before income taxes                           (3,714,000)     (3,545,000)    (10,377,000)     (4,911,000)
Credit for income taxes                                     0      (1,135,000)              0      (1,516,000)
                                                 ------------    ------------    ------------    ------------
NET LOSS                                         $ (3,714,000)   $ (2,410,000)   $(10,377,000)   $ (3,395,000)
                                                 ============    ============    ============    ============
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment             (85,000)        (63,000)       (263,000)        284,000
                                                 ------------    ------------    ------------    ------------
Comprehensive loss                               $ (3,799,000)   $ (2,473,000)   $(10,640,000)   $ (3,111,000)
                                                 ============    ============    ============    ============
BASIC PER SHARE DATA:
Net loss                                         $      (0.48)   $      (0.32)   $      (1.35)   $      (0.47)
                                                 ============    ============    ============    ============
Weighted average number of common
      shares outstanding                            7,746,962       7,420,515       7,659,678       7,286,036
                                                 ============    ============    ============    ============
DILUTED PER SHARE DATA:
Net loss                                         $      (0.48)   $      (0.32)   $      (1.35)   $      (0.47)
                                                 ============    ============    ============    ============
Weighted average number of common
      shares outstanding                            7,746,962       7,420,515       7,659,678       7,286,036
                                                 ============    ============    ============    ============
DIVIDENDS DECLARED PER SHARE                     $      0.000    $      0.021    $      0.000    $      0.063
                                                 ============    ============    ============    ============

The accompanying notes are an integral part of these condensed consolidated statements.

                             MARTIN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            39-WEEK
                                                                         PERIOD ENDED
                                                                -------------------------------
                                                                SEPTEMBER 30,       OCTOBER 2,
                                                                    2000               1999
                                                                ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $(10,377,000)      $ (3,395,000)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                1,744,000          1,222,000
      Gain on sales of assets                                       (714,000)        (1,226,000)
      Provision for doubtful accounts and notes receivable           130,000             97,000
      Non-cash ESOP compensation expense                             374,000            513,000
      Other changes in operating assets and liabilities            1,670,000         (1,247,000)
                                                                ------------       ------------
            Net cash used in operating activities                 (7,173,000)        (4,036,000)
                                                                ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                           (2,255,000)        (4,225,000)
   Proceeds from sales of assets                                   1,120,000          1,236,000
                                                                ------------       ------------
      Net cash used in investing activities                       (1,135,000)        (2,989,000)
                                                                ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term borrowings                                       7,484,000            930,000
   Net repayments of long-term debt                               (4,400,000)        (1,734,000)
   Exercise of stock options                                               0            105,000
   Cash dividends paid                                                     0           (330,000)
                                                                ------------       ------------
      Net cash used in financing activities                        3,084,000         (1,029,000)
                                                                ------------       ------------
NET DECREASE IN CASH AND SHORT-TERM
   INVESTMENTS                                                    (5,224,000)        (8,054,000)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                               10,000              5,000
CASH AND SHORT-TERM INVESTMENTS AT THE
   BEGINNING OF THE PERIOD                                         5,218,000          9,818,000
                                                                ------------       ------------
CASH AND SHORT-TERM INVESTMENTS AT THE
   END OF THE PERIOD                                            $      4,000       $  1,769,000
                                                                ============       ============
Cash paid during the period for:
  Interest, net                                                 $    499,000       $    525,000
  Income taxes, net                                             $          0       $     22,000


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

         In the opinion of management, the unaudited interim condensed consolidated financial statements included herein reflect all adjustments necessary to present fairly the information set forth therein. The Company's business is seasonal and cyclical with the potential for significant fluctuations in quarterly results; therefore, the consolidated results of operations for the periods presented are not necessarily indicative of results for the full year.

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

2.  INVENTORIES

         The Company's inventories are determined by the last-in, first-out ("LIFO") method for approximately 57% and 63% of the Company's inventories at September 30, 2000 and December 31, 1999, respectively, and by the first-in, first-out ("FIFO") method for all other inventories. Inventory costs include material, labor and overhead, and the Company evaluates raw materials, purchase parts, work-in-process and finished goods to ensure that inventory is not recorded at amounts in excess of estimated net realizable value. Inherent in the estimates of net realizable value are management's estimates related to the Company's customer demand, product mix and salvage value. At September 30,

2000 and December 31, 1999, the reserve for excess and obsolete inventory was $971,000 and $1,872,000, respectively. An analysis of inventories, net of reserves, at September 30, 2000 and December 31, 1999 follows:

                                                              September 30,     December 31,
                                                                  2000             1999
                                                              ------------      ------------
                                                                       (Unaudited)
Inventories valued at first-in, first-out ("FIFO") cost:
  Raw materials and purchased parts                           $  7,283,000      $  6,904,000
  Work-in-process                                                2,143,000         3,088,000
  Finished goods                                                 7,222,000         8,617,000
                                                              ------------      ------------
                                                                16,648,000        18,609,000
  Less excess of FIFO over LIFO cost                             5,260,000         5,417,000
                                                              ------------      ------------
                                                              $ 11,388,000      $ 13,192,000
                                                              ============      ============

3.  INCOME TAXES

         The Company has net deferred tax assets resulting primarily from net operating loss ("NOL") carryforwards in United States jurisdictions of approximately $6,955,000 expiring in fiscal years 2019 through 2020, and NOL carryforwards in Canada of approximately $2,344,000 expiring in fiscal years 2000 through 2007. Approximately $85,000 expires in 2000.

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

         The total amount of future taxable income in the United States necessary to realize the remaining deferred tax benefits is approximately $18.5 million. The Company will need to generate this income principally through the implementation of reasonable and prudent tax planning strategies (including the sale of certain divisions, property held for sale and other tax planning strategies if necessary) to fully realize the net deferred tax assets. There can be no assurance that the Company will generate enough taxable income through its operations to realize the net deferred tax assets.

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

         A reconciliation of shares as the denominator of the basic EPS computation to the diluted EPS computation is as follows:


                                       13-Week Period Ended         39-Week Period Ended
                                   ---------------------------   ---------------------------
                                   September 30,   October 2,    September 30,   October 2,
                                       2000           1999           2000          1999
                                   ------------   ------------   ------------   ------------
Weighted average shares-basic,
    excluding ESOP and stock
    option effects                    5,654,586      5,461,086      5,654,136      5,413,441

Weighted average effect of ESOP
    shares committed to be
    released                          2,092,376      1,959,429      2,005,542      1,872,595
                                   ------------   ------------   ------------   ------------

Weighted average shares-basic         7,746,962      7,420,515      7,659,678      7,286,036

Dilutive effect of stock options              0              0              0              0
                                   ------------   ------------   ------------   ------------

Weighted average shares-diluted       7,746,962      7,420,515      7,659,678      7,286,036
                                   ============   ============   ============   ============

Options outstanding of 546,514 and 525,014 as of September 30, 2000 and October 2, 1999, respectively, were not included in the table above as they were anti-dilutive.

5.  COMMITMENTS

         On February 1, 1996, 1166081 Ontario Inc. acquired all of the capital stock of Hunter Technology Inc. ("Hunter") for a purchase price (exclusive of assumed debt) of approximately $1,943,000 that included $850,000 in cash, $729,000 in promissory notes payable and $364,000 paid into escrow. The escrow fund was established at the closing to make funds available to meet the sellers' indemnification obligations to the Company. During the first quarter of 1997, the Company notified certain of the sellers that it was withholding payment on the promissory notes held by them pending resolution of certain issues with the holders of the notes arising out of the purchase transaction. The Company also claimed the entire amount in escrow and instituted litigation to recover these amounts and additional amounts from certain sellers in the purchase transaction, and certain of the sellers sued to enforce collection of their notes.

         During 1998, the Company effected a settlement with all but two of the former shareholders, and a contingent settlement with these two. Pursuant to the settlement, the Company has received approximately $315,000 (including interest) of funds held in escrow, an additional payment of $32,000, and cancellation of promissory notes and accrued interest totaling approximately $364,000. Consequently, during the fourth quarter of 1998, the Company recorded a gain on settlement of litigation of $422,000. The contingent settlement with the two former shareholders is subject to the adjudication or dismissal of certain litigation assumed upon the acquisition of Hunter and will result (if the contingency is satisfied and that portion of the settlement effectuated) in receipt by the Company of an additional $105,000, and cancellation of notes and accrued interest totaling approximately $229,000.

         The Company is a party to various legal proceedings that are incidental to its business. Certain of these cases filed against the Company and other companies engaged in businesses similar to the Company often allege, among other things, product liability, personal injury and breach of contract and warranty. Such suits sometimes seek the imposition of large amounts of compensatory and punitive damages and trials by jury. In the opinion of management, after consultation with legal counsel responsible for these matters, the ultimate liability, if any, with respect to the proceedings in which the Company is currently involved is not presently expected to have a material adverse affect on the Company. However, the potential exists for unanticipated material adverse judgments against the Company which may not be covered by adequate insurance coverage.

6.  RESTRUCTURE CHARGES

         In 1998, as part of the continuing effort to reduce operating costs and improve manufacturing efficiencies, the Company made the decision to close its Washington Park, Illinois facility. The Company initiated the closing and the transfer of the gas grill, gas log and freestanding vent-free stove production into the Athens, Alabama and Huntsville, Alabama locations during the second quarter of 1998. The Company recorded a non-recurring charge of $615,000, before tax, in connection with the closing. The non-recurring charge included plant closing costs of $590,000 (primarily payroll, severance and payroll taxes of $234,000 and group insurance of $255,000) and a property, plant and equipment valuation charge of $25,000. The estimated reserve remaining as of September 30, 2000 and December 31, 1999 totaled $79,000 and $189,000, respectively.

         On December 9, 1999, the Company announced the planned closing and consolidation of its Huntsville, Alabama manufacturing facility. The closing of the facility began during the first quarter of 2000 and was complete at the end of the second quarter. The production in Huntsville was transferred to the Company's existing facilities in Athens and Sheffield, Alabama and Orillia, Ontario. During the third quarter of 2000, the production of gas logs and utility trailers was moved from Sheffield to Athens and Orillia, respectively. At December 31, 1999, the Company recorded a restructure charge of $400,000, before tax, in connection with the closing. The restructure charge included employee termination costs of $125,000 and other exit costs of $275,000 (primarily payroll and benefits of $69,000 and group insurance of $159,000). During 2000, the Company recorded a $100,000 reduction of the reserve based on management's analysis that the original reserve for group insurance claims should be reduced based on a lower-than-anticipated number of terminated employees participating in the Company's self-insured insurance plan. The estimated amount of the reduced reserve remaining as of September 30, 2000 totaled $10,000.

7.  SALES OF CERTAIN ASSETS

         During the second quarter of 2000, the Company sold its Huntsville, Alabama manufacturing plant and certain equipment. The Company recorded a gain on sale of $637,000, which is included in gain on sales of assets in the Condensed Consolidated Statements of Operations and Comprehensive Income. In connection with this sale, the Company received total proceeds of $953,000.

         During the first quarter of 2000, the Company sold certain undeveloped land and rental property and recorded a $75,000 gain. In connection with this sale, the Company received total proceeds of $124,000.

         On March 31, 1999, the Company completed the sale of all of the assets of its Ashley solid fuel division. The Company recorded a gain on the sale of the Ashley division of $1,165,000 which is included in gain on sales of assets in the Condensed Consolidated Statements of Operations and Comprehensive Income. In connection with this sale, the Company received cash of $1.1 million during 1999, and accepted notes receivable totaling approximately $1.1 million. The notes bear interest at 7% and are due in installments through the end of 2001. The Company is holding common stock as collateral and also obtained a personal guarantee from the buyer.

8. SHORT-TERM BORROWINGS

         Management of the Company currently believes that existing cash and funds generated from operations, together with the Company's unused borrowing capacity under the Company's secured line of credit, will be sufficient to fund the Company's operating needs during fiscal year 2000. The Company, however, has experienced significant losses during the last two years, and losses have continued in fiscal year 2000. Such continued losses could result in a material reduction of internally generated funds and could also result in the use of a substantial portion or all of the Company's secured line of credit. Consequently, there can be no assurances that the Company's liquidity position will not be adversely affected during fiscal year 2000. Further, there can be no assurance that additional financing or, if the Company's current line of credit is not renewed, financing to replace the existing line of credit will be available beyond fiscal year 2000 or will be available on terms acceptable to the Company. If such financing is not available, the business, operations and financial condition of the Company will be materially adversely affected. It is anticipated that during 2000 the Company will expend less than $2.5 million for capital expenditures as compared to $5.7 million in 1999; through September 30, 2000, the Company had expended $2.3 million for capital expenditures.

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


                                                               Segment Information
                                           ------------------------------------------------------------
                                               13-Week Period Ended            39-Week Period Ended
                                           ----------------------------    ----------------------------
                                           September 30,    October 2,     September 30,    October 2,
                                               2000            1999            2000            1999
                                           ------------    ------------    ------------    ------------
                                                                 (In thousands)
Net sales:
       Home heating products               $     12,188    $     18,866    $     30,287    $     44,085
       Leisure and other products                 1,368           2,549          18,896          21,137
                                           ------------    ------------    ------------    ------------
                                           $     13,556    $     21,415    $     49,183    $     65,222
                                           ============    ============    ============    ============
Gross profit (loss)
       Home heating products               $        434    $      1,059    $      1,337    $      4,531
       Leisure and other products                  (103)            125           1,403           3,327
                                           ------------    ------------    ------------    ------------
                                           $        331    $      1,184    $      2,740    $      7,858
                                           ============    ============    ============    ============
Segment contribution (loss): (1)
       Home heating products               $     (1,030)   $       (622)   $     (2,578)   $       (191)
       Leisure and other products                  (508)           (665)         (1,450)            688
                                           ------------    ------------    ------------    ------------
                                           $     (1,538)   $     (1,287)   $     (4,028)   $        497
                                           ============    ============    ============    ============


                                           September 30,   December 31,
                                               2000            1999
                                           ------------    ------------
Identifiable net assets: (2)
       Home heating products               $     11,706    $     16,170
       Leisure and other products                 8,449           6,621
       Other (3)                                  4,840           3,980
                                           ------------    ------------
                                           $     24,995    $     26,771
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited interim condensed consolidated financial statements of the Company and notes thereto appearing elsewhere in this Form 10-Q. All references to the third quarter of 2000 and the third quarter of 1999 are referring to the 13-week periods ended September 30, 2000 and October 2, 1999, respectively. All references to the 2000 year-to-date period and the 1999 year-to-date period are referring to the 39-week periods ended September 30, 2000 and October 2, 1999, respectively.

GENERAL

         During the third quarter of 2000, the Company engaged Management Dynamics, Inc., an Atlanta, Georgia consulting firm specializing in manufacturing cost improvement. Other recent developments include the reduction of the total number of employees, including contract labor. From September 30, 1999 to September 30, 2000, headcount decreased from 849 to 630, with most of the reduction coming during the third quarter of 2000.

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

                                                    13-Week Period Ended               39-Week Period Ended
                                                -----------------------------    ------------------------------
                                                September 30,     October 2,      September 30,     October 2,
                                                    2000             1999             2000            1999
                                                ------------     ------------     ------------     ------------
Net sales                                              100.0%           100.0%           100.0%           100.0%
Cost of sales                                           97.6             94.5             94.4             88.0
                                                ------------     ------------     ------------     ------------
Gross profit                                             2.4              5.5              5.6             12.0
Operating expenses:
     Selling                                            13.8             11.5             13.8             11.3
     General and administrative                         13.6              9.4             12.8              9.0
     Non-cash ESOP compensation expense                  0.8              0.7              0.8              0.7
     Restructure credit                                  0.0              0.0             (0.2)             0.0
                                                ------------     ------------     ------------     ------------
                                                        28.2             21.6             27.2             21.0
                                                ------------     ------------     ------------     ------------
Operating loss                                         (25.8)           (16.1)           (21.6)            (9.0)
Gain on sales of assets                                  0.0              0.0             (1.5)            (1.9)
Interest expense                                         1.8              0.9              1.3              0.9
Interest income                                         (0.2)            (0.4)            (0.3)            (0.5)
                                                ------------     ------------     ------------     ------------
Loss before income taxes                               (27.4)           (16.6)           (21.1)            (7.5)
Credit for income taxes                                  0.0             (5.4)             0.0             (2.3)
                                                ------------     ------------     ------------     ------------
Net loss                                               (27.4)%          (11.2)%          (21.1)%           (5.2)%
                                                ============     ============     ============     ============

13-WEEK PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO 13-WEEK PERIOD ENDED OCTOBER 2, 1999

Net Sales

         Net sales in the 13-week period ended September 30, 2000 decreased to $13.6 million from $21.4 million in the 13-week period ended October 2, 1999, a decrease of $7.9 million, or 36.7%.

Home Heating Products. Net sales of home heating products decreased to $12.2 million in the third quarter of 2000 from $18.9 million in the third quarter of 1999, a decrease of $6.7 million, or 35.4%. The decrease in net sales of home heating products was primarily the result of a decrease in hearth products gross sales of $2.8 million, or 21.0%, to $10.7 million and a decrease in heating appliance gross sales of $4.0 million, or 64.8%, to $2.2 million. Hearth product sales continued to be negatively impacted by lower housing starts and a significant depression in the manufactured home industry together with the Company's inability to produce and ship hearth products in a timely manner due, in part, to the implementation of a new distribution system earlier in the year. The decrease in heating appliance sales is primarily the result of a decrease in customer orders and delays in shipping early season orders. The shipping delays were primarily caused by the transfer of the manufacturing of vent-free heaters. During 1999, the Company both manufactured and imported vent-free heaters. Rather than continuing to manufacture, the Company entered into a sourcing agreement with one of its significant vendors whereby the Company agreed to purchase all of its infrared and blue-flame heater requirements from the vendor for a period of four years or until it purchased 400,000 units, whichever occurred first. During the third quarter of 2000, the Company terminated its sourcing agreement and agreed to purchase work-in-process inventory and certain purchased parts from the vendor. The Company made the decision to produce infrared and blue-flame heaters at its Athens, Alabama facility. Production began during the third quarter.

Leisure and Other Products. Net sales of leisure and other products decreased $1.2 million, or 46.3%, in the third quarter of 2000 to $1.4 million, as compared to $2.5 million in the third quarter of 1999. Sales of Broilmaster premium barbecue gas grills decreased $445,000, or 27.8%, in the third quarter of 2000, as compared to the third quarter of 1999. Sales of NuWay utility trailers decreased $149,000, or 33.3%, in the third quarter of 2000, as compared to the third quarter of 1999. The remainder of the decrease in leisure and other net sales was caused by sales declines in OEM products and replacement parts.

         The Company's orders as of November 10, 2000 for its home heating and leisure and other products were approximately $2.7 million, as compared with $7.6 million at the same time last year. The Company attributes this decline primarily to the loss of orders for hearth products and vent-free heaters. The Company believes that this decline will have an adverse effect on the Company's net sales and earnings in the fourth quarter of 2000.

Gross Profit

         The gross profit in the third quarter of 2000 was $331,000 as compared to $1.2 million in the third quarter of 1999. The gross margin, defined as gross profit as a percentage of net sales, was 2.4% in the third quarter of 2000. The gross margin was 5.5% in the third quarter of 1999.

Home Heating Products. The gross profit on net sales of home heating products in the third quarter of 2000 was $434,000 as compared to $1.1 million in the third quarter of 1999. The decrease was primarily the result of the decrease in sales volume. The gross margin was 3.6% in the third quarter of 2000. The gross margin was 5.6% in the third quarter of 1999.

Leisure and Other Products. The gross loss on net sales of leisure and other products in the third quarter of 2000 was $103,000 as compared to a gross profit of $125,000 in the third quarter of 1999. The gross loss was primarily due to the decrease in sales volume and a decrease in Broilmaster product margins resulting from the discounting of certain discontinued products.

Selling Expenses

         Selling expenses in the third quarter of 2000 decreased to $1.9 million from $2.5 million in the third quarter of 1999, a decrease of $602,000, or 24.4%, primarily the result of decreases in commissions, advertising (including co-op) and promotion and administrative expenses associated with the decrease in sales. Selling expenses, as a percent of net sales, increased to 13.8% in the third quarter of 2000 from 11.5% in the third quarter of 1999.

Segment Loss

         Total segment loss, defined as gross profit (loss) less selling expenses, was $1.5 million in the third quarter of 2000, as compared to $1.3 million during the third quarter of 1999.

General and Administrative Expenses

         General and administrative expenses decreased $149,000, or 7.5%, in the third quarter of 2000 as compared to the third quarter of 1999. A gross decrease of $450,000 in these expenses was offset by a $202,000 increase in severance expense incurred in connection with certain officer and other salaried employee terminations and a $99,000 increase in depreciation and amortization expense associated with a computer systems change implemented in 1999 and the first quarter of 2000.

Non-cash ESOP Compensation Expense

         Non-cash ESOP compensation expense was $108,000 in the third quarter of 2000 as compared to $159,000 in the third quarter of 1999, a decrease of $51,000, or 32.1%. In the third quarter of 2000, 86,835 shares of unallocated ESOP stock were committed to be released as compensation at an average fair value of $1.24 per share as compared to 71,661 shares committed to be released as compensation at an average fair value of $2.22 per share in the third quarter of 1999.

Interest Expense

         Interest expense in the third quarter of 2000 was $250,000 as compared to $186,000 in the third quarter of 1999, an increase of $64,000, or 34.4%. The increase was primarily attributable to an increase in average short-term borrowings together with an increase in interest rates.

Interest Income

         Interest income in the third quarter of 2000 was $31,000 as compared to $92,000 in the third quarter of 1999, a decrease of $61,000, or 66.3%. The decrease was primarily attributable to a decrease in average outstanding investments.

Credit for Income Taxes

         During the third quarter of 2000, the Company did not recognize a credit for income taxes because the deferred tax assets resulting from the Company's operating losses were fully reserved. See Note 3 to Notes to Condensed Consolidated Financial Statements. During the third quarter of 1999, the Company recorded a credit for income taxes of $1.1 million.

Net Loss and Net Loss Per Share

         The net loss in the third quarter of 2000 was $3.7 million as compared to a net loss of $2.4 million in the third quarter of 1999. The change was primarily the result of the factors discussed above.

         The net loss per share-basic was $0.48 in the third quarter of 2000 as compared to the net loss per share-basic of $0.32 in the third quarter of 1999. The increase in the net loss per share-basic in the third quarter of 2000 was partially offset by the increase in the weighted average shares outstanding. The increase in the weighted average shares outstanding was primarily the result of ESOP shares committed to be released to participants.

         The net loss per share-diluted was $0.48 in the third quarter of 2000 as compared to a net loss per share-diluted of $0.32 in the third quarter of 1999. The effect of stock options was not dilutive.

39-WEEK PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO 39-WEEK PERIOD ENDED OCTOBER 2, 1999

Net Sales

         Net sales in the 39-week period ended September 30, 2000 decreased to $49.2 million as compared to $65.2 million in the 39-week period ended October 2, 1999, a decrease of $16.0 million, or 24.6%.

Home Heating Products. Net sales of home heating products decreased to $30.3 million in the 2000 year-to-date period as compared to $44.1 million in the 1999 year-to-date period, a decrease of $13.8 million, or 31.3%. The decrease in net sales of home heating products was primarily the result of a decrease of $8.0 million in hearth products gross sales. Hearth product sales were negatively impacted by lower housing starts, a significant depression in the manufactured home industry and the Company's inability to produce and ship products in a timely manner due, in part, to the implementation of a new distribution system earlier in the year. Sales of heating appliances decreased $6.4 million. The decrease was primarily the result of a decrease in customer orders and delays in shipping early season orders.

Leisure and Other Products. Net sales of leisure and other products decreased $2.2 million, or 10.6%, in the 2000 year-to-date period to $18.9 million as compared to $21.1 million in the 1999 year-to-date period. The decrease was primarily the result of a $2.1 million, or 45.7%, decrease in sales of NuWay utility trailers. The loss of a significant NuWay customer in late 1999 and the decrease in volume from another customer negatively impacted trailer sales. Also, the planned introduction of the redesigned trailer late in the first quarter, which resulted in the loss of some early season orders, negatively impacted trailer sales. Sales of Broilmaster premium barbeque grills increased $713,000, or 4.7%, primarily due to enhancements to the 2000 product offering and strong brand recognition. The remainder of the decrease in leisure and other net sales was caused by sales declines in OEM products and replacement parts.

Gross Profit

         The gross profit in the 2000 year-to-date period was $2.7 million as compared to $7.9 million in the 1999 year-to-date period, a decrease of $5.1 million, or 65.1%. The gross margin decreased to 5.6% in the 2000 year-to-date period from 12.0% in the 1999 year-to-date period.

Home Heating Products. The gross profit on net sales of home heating products was $1.3 million in the 2000 year-to-date period as compared to $4.5 million in the 1999 year-to-date period, a decrease of $3.2 million or 70.5%. The decrease in gross profit was primarily the result of a decrease in sales volume, an increase in manufacturing costs and a provision for excess, obsolete and discontinued product of $498,000.

         Leisure and Other Products. The gross profit on net sales of leisure and other products decreased $1.9 million, or 57.8%, in the 2000 year-to-date period to $1.4 million as compared to $3.3 million in the 1999 year-to-date period. The decrease in gross profit was primarily the result of the decrease in sales volume, a decrease in Broilmaster product margins, an increase in the amount of manufacturing costs allocated to the segment and a provision for excess, obsolete and discontinued product of $144,000.

Selling Expenses

         Selling expenses in the 2000 year-to-date period were $6.8 million as compared to $7.4 million in the 1999 year-to-date period. Selling expenses as a percentage of net sales increased to 13.8% in the 2000 year-to-date period from 11.3% in the 1999 year-to-date period.

Segment Loss

         Total segment loss was $4.0 million in the 2000 year-to-date period compared to a segment contribution of $497,000 in the 1999 year-to-date period. The change was the result of the decrease in gross profit.

General and Administrative Expenses

         General and administrative expenses increased $459,000, or 7.8%, in the 2000 year-to-date period as compared to the 1999 year-to-date period. The increase was primarily the result of severance expense incurred in connection with the termination of officers and other salaried employees and an increase in depreciation and amortization expense associated with a computer systems change implemented in 1999 and the first quarter of 2000.

Non-cash ESOP Compensation Expense

         Non-cash ESOP compensation expense decreased $139,000, or 27.1%, in the 2000 year-to-date period to $374,000, as compared to $513,000 in the 1999 year-to-date period. In the 2000 year-to-date period, 260,505 shares of unallocated ESOP stock were committed to be released as compensation at an average fair value of $1.44 per share, as compared to 214,755 shares committed to be released as compensation at an average fair value of $2.39 per share in the 1999 year-to-date period.

Restructure Credit

         The restructure credit of $100,000 in the 2000 year-to-date period represents a reduction of the reserve for the Huntsville, Alabama plant closing. The reduction was based on the Company's analysis that the original reserve for group insurance claims should be reduced based on a lower-than-anticipated number of terminated employees participating in the Company's self-insured insurance plan.

Gain on Sales of Assets

         The gain on sales of assets of $714,000 during the 2000 year-to-date period includes the $75,000 gain recorded in connection with the sale of certain undeveloped land and rental property and the $637,000 gain recorded in connection with the sale of the Huntsville, Alabama manufacturing plant and certain equipment. See Note 7 to Notes to Condensed Consolidated Financial Statements. The $1.2 million gain on sales of assets during the 1999 year-to-date period primarily represents the gain on sale of the Ashley division recorded during the first quarter.

Interest Expense

         Interest expense increased $53,000, or 9.0%, in the 2000 year-to-date period to $639,000, as compared to $586,000 in the 1999 year-to-date period. The increase was primarily attributable to an increase in average outstanding debt and interest rates during the year-to-date period.

Interest Income

         Interest income decreased $156,000, or 48.9%, in the 2000 year-to-date period to $163,000, as compared to $319,000 in the 1999 year-to-date period. The decrease was primarily the result of a decrease in average outstanding investments.

Credit for Income Taxes

         During the 2000 year-to-date period, the Company did not recognize a credit for income taxes because the deferred tax assets resulting from the Company's operating losses were fully reserved. See Note 3 to Notes to Condensed Consolidated Financial Statements. During the 1999 year-to-date period, the Company recorded a credit for income taxes of $1.5 million.

Net Loss and Net Loss Per Share

         The net loss in the 2000 year-to-date period was $10.4 million as compared to the net loss of $3.4 million in the 1999 year-to-date period. The change was primarily the result of the factors discussed above.

         The net loss per share-basic was $1.35 in the 2000 year-to-date period as compared to $0.47 in the 1999 year-to-date period. The increase in net loss per share-basic was partially offset by the increase in the weighted average shares outstanding. The increase in weighted average shares outstanding was primarily the result of ESOP shares committed to be released to participants.

         The net loss per share on a diluted basis was $1.35 in the 2000 year-to-date period as compared to $0.47 in the 1999 year-to-date period. The effect of stock options was not dilutive.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations from internally generated funds and seasonal borrowings under its bank line of credit. The Company's primary capital requirements are for working capital, capital expenditures and debt service.

 As a result of its seasonal business cycle, the Company finances interim working capital requirements with cash and bank lines of credit, one with its principal lender and one with a Canadian financial institution. The line of credit with its principal lender was entered into effective January 1, 2000, has a current maximum of $10,000,000 and expires on January 1, 2001. The line of credit is secured by the receivables and inventory of the Company (exclusive of the receivables and inventory of Hunter). Interest on the line of credit is payable monthly at a variable rate of 30-day LIBOR plus 1.25%, which on November 10, 2000 was 7.87%. As of September 30, 2000, the outstanding balance of the line of credit was $6.7 million; as of November 10, 2000, the outstanding balance was $5.9 million. In connection with the renewal of the line in March 2000, the Company repaid the $3.2 million term loan utilized to fund the acquisition of Hunter.

         During 1998, Hunter established a bank line of credit with a Canadian financial institution. Effective in August of the current year, the Company, Hunter and the Canadian financial institution agreed to and began operating under amended terms with respect to the line of credit and are currently completing the documentation reflecting such agreements. The credit agreement, as amended, provides for borrowings up to approximately $1.5 million. The credit line is subject to an annual renewal on April 30 each year. The line of credit is secured by Hunter's receivables, inventory, building and equipment. Interest on the line of credit is payable monthly at a variable rate equivalent to the financial institution's prime lending rate plus 1.0%, which at November 10, 2000 was 8.5%. As of September 30, 2000, the outstanding balance of the line of credit was $1.5 million; as of November 10, 2000, the outstanding balance was $951,000.

         In January 1993, the Company obtained a term loan from its primary lender, the proceeds of which were loaned to the Company's Employee Stock Ownership Plan ("ESOP") to enable the ESOP to purchase 3,489,115 shares of common stock from certain stockholders of the Company. The loan is due in semi-annual principal payments of $596,700 over a ten-year period. Interest on the loan is payable monthly at a variable rate of 79.5% of prime plus 1.35%. At November 10, 2000, the interest rate was 8.90%. The loan is secured by a lien on the Company's buildings and equipment and is cross collateralized with the secured line of credit. As of September 30, 2000 and November 10, 2000, the outstanding balance of the loan was $2,387,000.

         Management of the Company currently believes that existing cash and funds generated from operations, together with the Company's unused borrowing capacity under the Company's secured line of credit, will be sufficient to fund the Company's operating needs during the remainder of fiscal year 2000. The Company, however, has experienced significant losses during the last two years and during the 2000 year-to-date period, and in all likelihood losses will continue during the remainder of fiscal year 2000. Such continued losses could result in a material reduction of internally generated funds and could also result in the use of a substantial portion or all of the Company's secured line of credit. Consequently, there can be no assurances that the Company's liquidity position will not be adversely affected during fiscal year 2000. Further, there can be no assurance that additional financing or, if the Company's current line of credit is not renewed, financing to replace the existing line of credit will be available beyond fiscal year 2000 on terms acceptable to the Company. If such financing is not available, the business, operations and financial condition of the Company will be materially adversely affected. It is anticipated that during 2000 the Company will expend less than $2.5 million for capital expenditures as compared to $5.7 million in 1999; through September 30, 2000, the Company expended $2.3 million for capital expenditures.

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

FINANCIAL POSITION

         Cash and short-term investments in the 2000 year-to-date period decreased $5.2 million primarily as a result of the net loss of $10.4 million, capital expenditures of $2.3 million and $4.4 million in payments of long-term debt. These factors were partially offset by the collection of accounts and notes receivable, proceeds from sales of assets and short-term borrowings.

         During the 2000 year-to-date period, net property, plant and equipment increased $28,000. The increase was the result of $2.3 million in capital expenditures during the year-to-date period offset by the sale of certain assets and depreciation expense of $2.2 million. Capital expenditures primarily include equipment and tooling for the Company's production facilities and costs incurred in conjunction with the continued implementation of the fully integrated computer system.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates as part of its normal operations. The Company has estimated its market risk exposures using sensitivity analyses assuming a 10% change in market rates.

FOREIGN CURRENCY EXCHANGE RATE RISK

         Due to its Canadian operations, the Company has assets, liabilities, operations and cash flows in the Canadian currency. Fluctuations in foreign currency exchange rates impact the U.S. dollar value of Canadian dollar assets, liabilities, operations and cash flows. The Company translates the Canadian dollar income statement to U.S. dollars using the average rate of exchange and translates the Canadian dollar balance sheet to U.S. dollars using the closing rate of exchange. Certain accounts (e.g., capital stock) are translated using an historical exchange rate. Consequently, unrealized foreign currency translation adjustments are reported as a separate component of stockholders' equity. To illustrate the potential impact of changes in foreign currency exchange rates on the unrealized foreign currency translation adjustment, a hypothetical 10% change (decrease) in the average and closing exchange rates for the nine-month period ended September 30, 2000 would have increased the unrealized foreign currency translation adjustment (a loss) by $694,000.

INTEREST RATE RISK

         At September 30, 2000, the Company's ESOP loan had $2,387,000 of debt outstanding at a variable interest rate of 79.5% of prime plus 1.35%. The debt is scheduled to mature in September 2002. Therefore, the Company is exposed to interest rate fluctuations on the debt balance. A hypothetical increase of 10% (for example, the prime rate of 9.5% would increase to 10.45%) in the prime lending rate would not cause the Company's interest expense to increase significantly.

         Effective January 1, 2000, the Company entered into a secured bank line of credit of up to a maximum of $10,000,000 which is to be utilized to finance inventories, receivables and operations on an interim basis. Interest on the line of credit is payable monthly at a variable rate based on the 30-day

London Interbank Offered Rate (LIBOR) plus 1.25%. A hypothetical increase of
10% in the LIBOR rate would not cause the Company's interest expense to increase significantly.

         Further, Hunter maintains a secured bank line of credit of up to a maximum of approximately $1.5 million which is to be utilized to finance inventories, receivables and operations. Interest on the line of credit is payable monthly at a variable rate based on the lender's prime rate plus 1.0%. A hypothetical increase of 10% in the prime lending rate would not cause the Company's interest expense to increase significantly.

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

-----------------------------------
  *Incorporated by reference
 **Filed with electronic filing only

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995:

         With the exception of historical information, the matters and statements discussed, made or incorporated by reference in this Quarterly Report on Form 10-Q, including those regarding the short-term and long-term programs being undertaken by the Company and expectations regarding the future competitiveness of the Company's new products, the future savings generated by engaging Management Dynamics, Inc., the Company's future ability to meet the needs and expectations of its customers, results in future quarters, the restructuring charges resulting from the closing of the Huntsville, Alabama facility and the Washington Park facility, the Company's engagement of McDonald Investments, Inc. to assist the Company in exploring strategic alternatives, the estimated reserve for excess and obsolete inventories, the utilization of deferred tax assets related to net operating loss carryforwards, the Company's beliefs with respect to the funding of its operations during fiscal year 2000 and thereafter, and the Company's expectations and estimates regarding its foreign currency exchange rate and interest rate risk, constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these "forward-looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "may," "believes," "estimates," "projects," "expects," "intends," and words of similar import. In addition, the Company and its representatives may from time to time make other oral or written statements that are also forward-looking statements. Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. In particular, there can be no assurance that the Company will be able to successfully implement or complete the short-term and long-term programs being undertaken by the Company, that the Company's new products will meet its expectations, that the engagement of Management Dynamics, Inc. will result in the future savings anticipated by the Company, that the Company will be able in the future to meet the needs and expectations of its customers, that the Company will be able to renew its line of credit with its primary lender beyond fiscal year 2000 or, if such line of credit is not renewed or the Company requires additional financing, that the Company will be able to obtain financing to replace the line of credit or such additional financing on terms acceptable to the Company, that the Company will not exceed the estimated reserve for excess and obsolete inventories or will utilize deferred tax assets related to net operating loss carryforwards. These assumptions, risks and uncertainties include, but are not limited to, those associated with general economic cycles; the cyclical nature of the industries in which the Company operates and the factors related thereto, including consumer confidence levels, inflation, employment and income levels, the availability of credit, and factors affecting the housing industry; the potential in the Company's business to experience significant fluctuations in quarterly earnings; the Company's business strategy, including its strategy of pursuing new product development; potential losses from product liability and personal injury lawsuits; the effects of seasonality and weather conditions on the Company's home heating product sales and other sales; fluctuations in quarterly earnings due to ESOP accounting; the effect of existing and new governmental and environmental regulations applicable to the Company; the dependence of the Company on key personnel; the highly competitive nature of each of the industries in which the Company operates; the volatility of the stock price at which outstanding shares of the Company may trade from time to time; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Commission. The Company expressly disclaims any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN INDUSTRIES, INC.

   Date:  November 14, 2000   By  /s/ Roderick V. Schlosser
                                  -----------------------------------
                                      Roderick V. Schlosser
                                      Vice President and Chief Financial Officer
                                      and Secretary
                                      (Executed on behalf of Registrant and
                                      as Principal Financial Officer)

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