Form 10-K405
period 2000-12-31
MARTIN INDUSTRIES INC /DE/
filed 2001-04-02
CIK 942143

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  DECEMBER 31, 2000
                           -----------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   0-26228
                       -----------

                             MARTIN INDUSTRIES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         63-0133054
- ----------------------------------                    --------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification No.)

   301 EAST TENNESSEE STREET, FLORENCE, ALABAMA                  35630
- -----------------------------------------------------     ----------------------
     (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code   (256) 767-0330
                                                   --------------------

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

                 AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY
                       NONAFFILIATES AS OF MARCH 27, 2001
                                  $1,892,809
                                  ----------

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      COMMON STOCK, $0.01 PAR VALUE, AS OF MARCH 27, 2001: 8,572,797 SHARES

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

     (1) Proxy Statement for 2001 annual meeting of stockholders - Part III.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         The Company manufactures products in two industry segments: home heating products and leisure and other products such as do-it-yourself utility trailer kits and premium gas barbecue grills. The Company's home heating products are marketed under the Martin Gas Products, Martin Fireplace, Atlanta Stove, Warm Morning, Prime Heat and Hunter brand names, representing over 150 combined years in the home heating appliance marketplace. The Company's leisure and other products are primarily marketed under the Broilmaster and NuWay brand names. Each of the industry segments in which the Company operates is cyclical in nature, with sales being affected by general economic cycles, consumer confidence levels, inflation, employment and income levels and the availability of credit generally. The Company's fireplace business is also influenced by factors affecting the housing industry, such as housing demand, the availability of financing and the level and stability of interest rates. Sales of home heating products and, in particular, gas heaters (other than fireplaces), historically have been seasonal in nature, with sales being directly affected by weather conditions. The Company manufactures its products at two facilities, of which one is located in North Alabama and one is located in Southern Ontario, Canada, and markets its products throughout the United States and parts of Canada through a variety of distribution channels.

         During the fourth quarter of 2000, the Company sold its Washington Park, Illinois manufacturing plant and certain equipment. The Company recorded a gain on sale of $392,000. See Note 10 to Notes to Consolidated Financial Statements. In connection with this sale, the Company received total proceeds of $407,000.

         During the second quarter of 2000, the Company sold its Huntsville, Alabama manufacturing plant and certain equipment. The Company recorded a gain on sale of $637,000. See Note 10 to Notes to Consolidated Financial Statements. In connection with this sale, the Company received total proceeds of $953,000.

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

         Gross sales, gross margin, identifiable assets and other financial data of the Company's industry segments for the three years ended December 31, 2000 are contained in Note 13 to Notes to Consolidated Financial Statements. Gross sales is defined as sales, net of sales returns, discounts and credits. Net sales is defined as gross sales less sales deductions (cash discounts and royalties). Gross margin is defined as gross sales less production costs.

PRODUCTS

         Home Heating Products. Home heating products represent the largest segment of the Company's business, contributing $43.0 million, or 67.2%, of gross sales in 2000. The Company manufactures and distributes a broad line of vented and vent-free gas heaters and furnaces under the Martin Gas Products, Atlanta Stove, Warm Morning, Prime Heat and Hunter brand names and a variety of models of gas logs, gas stoves, pre-engineered wood and gas fireplaces and gas inserts under the Martin Gas Products, Martin Fireplaces, Atlanta Stove, Prime Heat and Hunter brand names.

         The Company manufactures and distributes its hearth products in a range of prices for each of the common fuel categories (i.e., wood and gas logs that burn natural gas or liquefied petroleum) and in a wide variety of designs. Gross sales of fireplaces, gas logs and freestanding gas stoves were $38.4 million, $51.6 million and $51.7 million in 2000, 1999 and 1998, respectively, which represented 60.0%, 57.5% and 58.9% of total gross sales in those respective periods.

         In 2000, the Company produced and marketed a variety of vent-free and vented room heaters, direct-vent wall furnaces, wall furnaces and floor furnaces. Gross sales of heating appliances were $4.6 million, $15.2 million and $13.3 million in 2000, 1999 and 1998, respectively, which represented 7.2%, 16.9% and 15.1% of total gross sales in the respective periods.

         Leisure and Other Products. The Company manufactures and markets a number of models of its Broilmaster grills with premium features. Gross sales of gas grills were $16.3 million, $15.4 million and $12.1 million in 2000, 1999 and 1998, respectively, which represented 25.4%, 17.2% and 13.8% of total gross sales in the respective periods.

         The Company also produces several models of partially-assembled and unassembled metal trailer kits. The Company's trailers comply with Department of Transportation requirements for highway use and can be used for a variety of light cargo transportation purposes. Gross sales of utility trailers were $2.7 million, $4.7 million and $4.8 million in 2000, 1999 and 1998, respectively, which represents 4.2%, 5.2% and 5.5% of total gross sales in the respective periods.

         The Company's business strategy involves a commitment to the development of new products and enhancements to the Company's existing products. The Company's investment in research and development totaled $2.1 million in 2000, $2.4 million in 1999 and $2.0 million in 1998.

MANUFACTURING

         Each of the Company's plants maintains a variety of metal fabrication equipment, including extensive shearing, press and metal forming and welding equipment, paint systems, machine shops, maintenance equipment, warehouse space, shipping and receiving departments, and computerized materials requirements planning, production and inventory control systems.

         The principal materials used in the production of the Company's products include aluminized, galvanized, stainless, hot-rolled and cold-rolled steel, cast iron, valves, controls, burners, paint and other finishing materials and packaging. All raw materials used in finished products are centrally sourced and obtained by the purchasing department in Athens, Alabama. The Company is not a party to any long-term supply contracts which are material to its business. Management believes that the materials used in the production of the Company's products are available at competitive prices from an adequate number of alternative suppliers. With the exception of certain customized products, the Company does not believe that the loss of any single supplier would have a material adverse effect on the Company's business. Because the Company is dependent upon outside suppliers for all of its raw material needs, no assurance can be given that the Company will continue to have available necessary raw materials at reasonable prices or that any increases in raw material costs or changes in purchasing terms would not have a material adverse effect on the Company's financial condition or results of operations.

         The Company's products are typically shipped from the manufacturing plant to the Company's customers. Shipments are scheduled by the customer service and shipping departments through the use of a computerized product tracking system, allowing the Company to inform customers of product availability and facilitating timely shipment of orders. These programs also help reduce outbound freight costs by taking advantage of load-pooling and combination loading.

         During 1999, the Company manufactured and imported vent-free heaters. Rather than continuing to manufacture, the Company entered into a sourcing agreement with one of its significant vendors, whereby the Company agreed to purchase all of its infrared and blue-flame heater requirements from the vendor for a period of four years or 400,000 units, whichever occurred first. During the third quarter of 2000, the Company terminated its sourcing agreement and agreed to purchase work-in-process inventory and certain purchased parts from the vendor. The Company made the decision to produce infrared and blue-flame heaters at its Athens, Alabama facility. Production began during the third-quarter of fiscal 2000.

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

         During the last three years, the gas space-heating market and the Company have experienced some shift in heating product sales from two-step distribution to direct retail. Sales under the Martin Gas, Atlanta Gas and Warm Morning brand names were $12.8 million, $21.5 million and $23.3 million during 2000, 1999 and 1998, respectively. Sales under the Prime Heat brand name were $700,000, $8.3 million and $5.8 million during 2000, 1999 and 1998, respectively.

         The Company employs a sales staff of 34 field sales and support personnel, including 7 full-time Company employees identified as factory representatives who receive a base salary and commissions, and also primarily utilizes 20 independent manufacturers' agencies, which work on a commission basis and in many cases have several salesmen representing the Company's products. Although most manufacturers' representatives utilized by the Company also sell products other than those produced by the Company, none sell products in direct competition with those of the Company. The Company's sales force covers the United States and Canada, with field sales personnel generally living in or near the sales territories for which they are responsible. The Company holds regular regional and national sales meetings at which product development sessions, performance reviews and planning workshops are conducted. All field sales efforts for the Company are supported by four regional sales managers and a sales and marketing staff of 23 people located at the Company's corporate headquarters.

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

BACKLOG

         The Company's backlog is based upon customer purchase orders that the Company believes are firm. At December 31, 2000, the Company's backlog of orders was approximately $5.6 million, as compared to a backlog of $12.2 million at December 31, 1999. While backlog volume generally indicates the production levels at which the Company will operate at any particular time, it is not usually indicative of sales for a full year or future operating performance. This is due primarily to the seasonal nature of the Company's business and its use of early booking programs for its gas heating appliances and premium gas barbecue grills.

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

         There are a number of manufacturers producing pre-engineered fireplaces, gas logs and related accessories similar to those produced by the Company. The pre-engineered fireplace market is the largest market in which the Company participates and is very competitive, with ten principal manufacturers comprising a large portion of this industry. Over the last few years, a number of additional manufacturers have joined the already highly competitive gas log market.

         The Company believes that its premium Broilmaster grills compete principally with products produced by five major manufacturers. Brand recognition and product quality play essential roles in the competitive marketing of this product. The Company's NuWay products compete primarily with two other manufacturers in the do-it-yourself utility trailer market.

EMPLOYEES

         At March 27, 2001, the Company had 536 full-time employees. The Company also from time to time utilizes temporary employees in its operations and in 2000 the number of temporary employees ranged from 31 to 165. The hourly employees located at the Company's plant in Orillia, Ontario are subject to a collective bargaining agreement with the Company. No other employees of the Company are subject to a collective bargaining agreement with the Company. The Company believes that its employee relations are good.

GOVERNMENTAL REGULATIONS

         A substantial number of the products manufactured by the Company must comply with federal, state and local laws and regulations. In Canada, products manufactured by the Company must comply with federal, provincial, territorial and local laws and regulations. Domestically and in Canada, a number of the Company's products are also subject to certain voluntary standards. These laws, regulations and standards relate, among other things, to product safety, construction, instruction, efficiency, packaging, installation, operation and emissions. The Company's gas heating appliances and gas grills sold in the United States must comply with standards established by the American National Standards Institute ("ANSI") and the American Gas Association ("AGA")/ Canadian Standards Association ("CSA"). All gas-fired appliances manufactured by the Company for sale in the United States must also comply with the installation standards of the National Fire Protection Association. All gas-fired vented heaters and furnaces manufactured for sale in the United States further must comply with the standards for minimum efficiency for direct heating appliances established by the National Appliance Energy Conservation Act, and the Company's factory-built fireplaces must comply with the standards for performance and safety established by Underwriters' Laboratories. The Company's gas heating appliances manufactured for sale in Canada must comply with standards developed by the Canadian Standards Association (the "CSA"). The CSA is accredited by the Standards Council of Canada to prepare National Standards in Canada for natural gas and propane equipment which standards provide the basis for provincial approval where no provincial standards exist. Certain provinces have established certification requirements and standards. In the province of British Columbia, gas appliances may be certified only by the provincial gas safety authority to provincial standards for sale in British Columbia only. The Company's gas heating appliances manufactured for sale in Europe must conform to all applicable directives on appliances.

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

ENVIRONMENTAL MATTERS

         The Company's operations are subject to numerous federal, state, provincial and local laws, regulations and standards relating to human health and safety and the environment. In the United States, the Clean Air Act, the Clean Water Act, and similar state and local counterparts of these federal laws regulate air and water emissions and discharges into the environment. The Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act, among other federal, state and local laws, address the generation, storage, treatment, handling, transportation and disposal of solid and hazardous waste and releases of hazardous substances into the environment. In Canada, the Canadian Environmental Protection Act and provincial environmental protection legislation, along with local laws, regulate a similar range of environmental issues. The Company's manufacturing operations require compliance with these environmental laws and regulations, among others, as well as the workplace safety and health standards established by the Occupational Safety and Health Acts in both countries. Under these environmental laws and regulations, third parties and governmental agencies in some cases have the power to require remediation of environmental conditions and, in the case of governmental agencies, to impose fines and penalties.

         Several of the facilities currently and previously owned or operated by the Company are located in industrial areas and have historically been used for extensive periods, in some cases dating back to the early 1900s, for industrial operations such as dyeing, foundry, petroleum, painting, plating, textile and manufacturing. These historic operations have used materials and generated wastes that would be considered to be regulated substances under current environmental laws. Prior to the enactment of modern environmental laws and regulations, industrial operations took fewer precautions relative to the generation, handling, storage, treatment, disposal and release of substances now known or believed to threaten human health and safety or the environment. The Company has implemented recordkeeping and management practices and procedures in order to help ensure compliance with applicable environmental laws and regulations. Each plant has personnel responsible for environmental compliance. The Company believes that it is currently in compliance in all material respects with these laws and regulations. Nevertheless, given the foregoing circumstances, there can be no assurance that past operations at or near the Company's presently or previously owned or operated facilities or the Company's present or future operations will not necessitate action by the Company or give rise to actions by governmental agencies or private parties that could cause the Company to incur response costs, fines, penalties or other liabilities, damages or expenses, or incur operational shut-downs, business interruptions or other similar losses that either individually or in the aggregate would have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2.  PROPERTIES

         The Company's corporate headquarters are located in a single story facility in Florence, Alabama, consisting of 50,000 square feet. The Company's engineering center, also in Florence, is located in a separate facility, consisting of 20,000 square feet. The Company has plants in Athens, Alabama, Sheffield, Alabama and Orillia, Ontario, Canada. The Athens plant is a 300,000 square foot facility that produces certain of the Company's gas heating products, pre-engineered fireplace products, gas logs and Broilmaster grills. The Athens plant also serves as the distribution point for the Company's repair parts. The Sheffield plant is a 236,000 square foot facility. The Sheffield plant serves as the Company's central warehouse. Products not shipped directly to customers from the Athens and Orillia plants are shipped from Sheffield. The Company's plant in Orillia is a 100,000 square foot facility that produces certain of the Company's gas heating products, pre-engineered gas fireplace products, gas grills and utility trailers. The Company currently leases its corporate headquarters and its Athens manufacturing facility pursuant to lease agreements associated with the industrial development financing arrangements utilized to acquire and develop these properties. Although the debt associated with these properties has been retired, the Company has continued to hold these facilities subject to the lease arrangements in order to receive certain tax benefits. Each property may be purchased at the Company's option for a nominal amount. The Company owns its other properties. The Company previously owned a 120,000 square foot facility in Washington Park, Illinois where the Company manufactured its Broilmaster gas grills, gas logs and certain of the Company's gas heaters prior to the plant's closing during the second quarter of 1998. See
Note 12 to Notes to Consolidated Financial Statements. The Company sold the Washington Park property during the fourth quarter of 2000, recording a gain of $392,000. See Note 10 to Notes to Consolidated Financial Statements. The Company received total proceeds of $407,000 from the sale. The Company previously owned a manufacturing facility in Huntsville, Alabama, which it sold, along with certain equipment, during the second quarter of 2000, and recorded a gain on sale of $637,000. See Note 10 to Notes to Consolidated Financial Statements. The Company received total proceeds of $953,000. During the first quarter of 2000, the Company sold certain undeveloped land and rental property and recorded a $75,000 gain. In connection with this sale, the Company received total proceeds of $124,000. See Note 10 to Notes to Consolidated Financial Statements.

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

         During 1998, the Company effected a settlement with all but two of the former shareholders, and a contingent settlement with these two. Pursuant to the settlement, the Company has received approximately $315,000 (including interest) of funds held in escrow, an additional payment of $32,000, and cancellation of promissory notes and accrued interest totaling approximately $364,000. The contingent settlement will result (if the contingency is satisfied and that portion of the settlement effectuated) in receipt by the Company of an additional $106,000, and cancellation of notes and accrued interest totaling approximately $234,000. No further action is contemplated as to the Company's claims against these two former shareholders, or as to their claims asserted in Canada against the Company, until such time as it is determined that the condition for completion of the settlement has been satisfied.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company declared quarterly cash dividends of $0.021 per share in January, April and July 1999 for a total of $0.063 in per share dividends declared in 1999 on the Common Stock of the Company. The Company declared cash dividends totaling $0.164 per share in 1998. On October 29, 1999, the Company announced that the Board of Directors had discontinued the payment of regular quarterly cash dividends. The Company's Board of Directors decided that it would be in the best interests of the Company and its stockholders for the Company to discontinue the payment of cash dividends and to invest those funds in the business in support and furtherance of the Company's strategic plan. Any future payment of dividends will be within the discretion of the Board of Directors and will depend on the Company's profitability, capital requirements, financial condition, growth, business opportunities and other factors which the Board of Directors may deem relevant. In addition, covenants contained in the Company's credit agreement with its primary lender (the "Amended Credit Agreement"), which expired on January 1, 2001, but has been extended through May 15, 2001, restrict the payment of cash dividends by the Company. The Company has announced that it is in negotiations with a prospective lender for a new asset-based, secured line of credit to replace its current facility. As of the date of this filing, negotiations were continuing with the prospective lender. As a result, possible future financial covenants, which may restrict or prohibit the future payment of dividends by the Company, cannot be reported as of the date of this Annual Report on Form 10-K. Further, there can be no assurance that any new credit arrangement will be finalized or further extension granted beyond May 15, 2001.

         The Company's Common Stock began trading on The Nasdaq National Market on July 13, 1995. As of March 27, 2001, the Company had 205 stockholders of record. This number excludes individual stockholders holding stock under nominee security position listings. On March 13, 2001, the Company was notified by Nasdaq staff of Nasdaq's determination that the Company's Common Stock would be delisted from The Nasdaq National Market at the opening of business on March 20, 2001, unless the Company requested a hearing within seven days. The notification was due to the Common Stock's failure to maintain a minimum market value of public float of at least $5 million as required by Nasdaq's rules for continued listing on the National Market. Over the past several months, the Company's Common Stock has not met this market capitalization requirement, as well as Nasdaq's requirement that the stock maintain a minimum per share bid price of $1.00. On March 16, 2001, the Company requested a hearing before the Nasdaq Listing Qualification Panel to review the Nasdaq staff's decision. This request will stay the delisting pending the Panel's decision, which is expected on or about April 26, 2001. There can be no assurance the Panel will grant the Company's request for continued listing. If the Company's Common Stock is delisted from Nasdaq, the Company expects it would be eligible for trading on the Over-the-Counter Bulletin Board ("OTCBB"), provided the Company remains current in its filings with the Securities and Exchange Commission (the "Commission"). In that event, investors would be able to trade the stock and obtain market information through the operations of the OTCBB, assuming that current market makers in the Company's Common Stock and other broker-dealers continue to make a market in the stock. There can be no assurance, however, that the Company's Common Stock will be eligible to trade on the OTCBB if it is delisted by Nasdaq, that the current market makers and other broker-dealers will continue to make a market in the Company's Common Stock if it begins trading on the OTCBB or that the Company's Common Stock will continue to trade at the same volume or in the same price range on the OTCBB as it has historically traded on The Nasdaq National Market.

         The prices in the table below represent the high and low sales prices for the Company's Common Stock as reported on The Nasdaq National Market.

                                               Fiscal 2000                       Fiscal 1999
                                          --------------------             ----------------------
                                           High          Low                 High          Low
                                          -------      -------             ---------     --------
         First Quarter                    $  1.97      $  1.22             $   2.91      $  2.19
         Second Quarter                   $  1.88      $  1.25             $   2.81      $  2.00
         Third Quarter                    $  1.81      $  0.94             $   2.63      $  1.94
         Fourth Quarter                   $  1.22      $  0.63             $   2.34      $  1.25

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected statements of operations data, basic and diluted per share data and balance sheet data for the five years ended December 31, 2000 set forth below have been derived from the consolidated financial statements of the Company, which statements have been audited by Arthur Andersen LLP, independent public accountants. The following data should be read in conjunction with the consolidated financial statements of the Company and notes appearing elsewhere in this Annual Report on Form 10-K.

                                                                     Year Ended December 31,
                                            --------------------------------------------------------------------
                                                 2000          1999           1998           1997        1996
                                            ------------    ----------     ---------      ---------   ----------
                                                         (Dollars In Thousands, except per share data)
OPERATIONS DATA:
Net sales                                   $   63,680       $ 89,237      $  87,438      $  90,646   $   95,019
Cost of sales                                   62,629         80,741         75,603         70,665       69,991
                                            --------------------------------------------------------------------
Gross profit                                     1,051          8,496         11,835         19,981       25,028
                                            --------------------------------------------------------------------
Operating expenses:
   Selling                                       8,758          9,275          8,932          9,788        8,940
   General and administrative                    9,633          7,621          7,199          6,876        7,016
   Non-cash ESOP compensation (1)                  458            629          1,293          1,905        2,812
   Restructure charge (credit) (2)                (100)           489            615              0            0
   Impairment charge (3)                         1,379              0              0              0            0
                                            --------------------------------------------------------------------
                                                20,128         18,014         18,039         18,569       18,768
                                            --------------------------------------------------------------------
Operating income (loss)                        (19,077)        (9,518)        (6,204)         1,412        6,260
Interest expense and other (income), net          (254)          (835)          (275)           584          473
                                            --------------------------------------------------------------------
Income (loss) before income taxes              (18,823)        (8,683)        (5,929)           828        5,787
Provision (credit) for income taxes              5,770         (2,544)        (1,793)           576        2,592
                                            --------------------------------------------------------------------

Income (loss) from continuing operations       (24,593)        (6,139)        (4,136)           252        3,195
Income  from discontinued
 operations, net of tax (4)                          0              0              0              0           62
Loss on disposal of discontinued
  operations, net of tax                             0              0              0           (756)      (1,430)
                                            --------------------------------------------------------------------
Net loss  from discontinued
 operations                                          0              0              0           (756)      (1,368)
                                            --------------------------------------------------------------------

Net income (loss)                           $  (24,593)     $  (6,139)     $  (4,136)     $    (504)  $    1,827
                                            ====================================================================

BASIC PER SHARE DATA:
Income (loss) from continuing operations    $    (3.19)     $   (0.84)     $   (0.58)     $    0.04   $     0.50
Loss from discontinued operations                 0.00           0.00           0.00          (0.11)       (0.21)
                                            --------------------------------------------------------------------

Net income (loss)                           $    (3.19)     $   (0.84)     $   (0.58)     $   (0.07)  $     0.29
                                            ====================================================================

Weighted average number of common
   shares outstanding                        7,703,315      7,338,821      7,073,430      6,787,685    6,412,222
                                            ====================================================================


DILUTED PER SHARE DATA:
Income (loss) from continuing operations    $    (3.19)     $   (0.84)     $   (0.58)     $    0.04   $     0.47
Loss from discontinued operations                 0.00           0.00           0.00          (0.11)       (0.20)
                                            --------------------------------------------------------------------

Net income (loss)                           $    (3.19)   $     (0.84)     $   (0.58)     $   (0.07)  $     0.27
                                            ====================================================================

Weighted average number of common
   shares outstanding                        7,703,315      7,338,821      7,073,430      7,049,131    6,772,191
                                            ====================================================================

DIVIDENDS DECLARED PER SHARE*               $     0.00    $      0.06     $     0.16     $     0.16   $     0.15
                                            ====================================================================

* See Item 5. Market for Registrant's Common Equity and Related
  Stockholder Matters.

OTHER DATA:
Income (loss) from continuing operations before
  non-cash ESOP compensation expense,
   depreciation and amortization, interest,
    taxes, restructure charge (credit)                $  (14,934)    $ (6,606)      $ (2,500)     $ 5,214    $ 10,695
    and impairment charge (5)
Capital expenditures                                       2,394        5,661          1,640        2,053       2,798

                                                                                 At December 31,
                                                      ---------------------------------------------------------------
                                                          2000         1999          1998          1997         1996
                                                      ----------     --------       --------      -------    --------
                                                                                 (In thousands)
BALANCE SHEET DATA:
  Cash and short-term investments                     $        3     $  5,218       $  9,818      $15,157    $ 19,326
  Working capital                                          2,349       21,799         41,017       48,589      50,323
  Total assets                                            41,508       62,278         67,796       76,397      81,761
  Current portion of long-term debt                        2,461        4,458          1,741        1,750       1,792
  Long-term debt, less current portion                         0        2,406          6,864        8,599      10,263
  Stockholders' equity                                    16,296       40,413         45,401       50,981      51,390

- -----------------

(1) In 1993, in connection with the establishment of the ESOP, the Company adopted SOP No. 93-6, which requires that the Company recognize non-cash ESOP compensation expense in each fiscal quarter as shares of stock owned by the ESOP are committed to be released to participants' accounts based on the average fair value of the shares during the quarter. Shares of stock owned by the ESOP are committed to be released to participants' accounts as payments are made on the ESOP debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- ESOP Accounting" and Notes 2, 4 and 7 to Notes to Consolidated Financial Statements.
(2)      See Note 12 to Notes to Consolidated Financial Statements.
(3)      See Note 11 to Notes to Consolidated Financial Statements.
(4) Prior to 1997, the Company manufactured products in the metal office furniture segment through its Filex line acquired in 1989. In February 1997, the Company elected to discontinue its metal office furniture operations. The consolidation in the office furniture industry increased competition and margin pressures in the segment to the point of an unacceptable return to the Company. The metal office furniture segment's operations are treated as discontinued operations.
(5) This measurement is not intended to represent income from continuing operations, cash flow or any other measure of performance in accordance with generally accepted accounting principles, but is included because the Company believes certain investors find it to be useful for measuring and identifying trends with respect to the Company's creditworthiness.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company and notes thereto and the other financial information appearing elsewhere in this Annual Report on Form 10-K. Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations may constitute "forward-looking statements." These statements are not guarantees of future financial condition, performance or operations and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify. A description of the important factors that could cause the Company's future results to differ materially from past results are described in the "Safe Harbor" statement under the Private Securities Litigation Reform Act included at page 27, below.

OVERVIEW

         During the first quarter of 2001, several significant events occurred. On March 16, 2001, the Company announced that it was in negotiations with a prospective lender for a new asset-based, secured line of credit to replace its existing credit facility, including its $10 million line. The existing credit line, originally due on January 1, 2001, and term loan payments have been extended through May 15, 2001 by the current primary lender in order to give the Company time to finalize negotiations with a proposed new lender. There can be no assurance, however, that any new credit arrangements will be finalized or further extensions granted beyond May 15, 2001. In connection with the extension, the debt is due on May 15, 2001 and has been classified as current maturities. As a result of the $24.6 million net loss incurred during fiscal 2000, and the fact that there can be no assurance that any new credit arrangement will be finalized or further extensions granted beyond May 15, 2001, the Company received a going concern qualification as described in the Report of Independent Public Accountants and Note 14 to Notes to Consolidated Financial Statements. On March 16, 2001, the Company further announced that it had been notified by Nasdaq staff of Nasdaq's determination that the Company's Common Stock would be delisted from The Nasdaq National Market at the opening of business on March 20, 2001, unless the Company requested a hearing within seven days. The request for hearing was made on March 16, 2001.

         During the fourth quarter of 2000, the Company reviewed the adequacy of the valuation allowance for its net deferred tax assets. Upon review, the Company fully-reserved its net deferred tax assets, which resulted in a provision for income taxes of $5.8 million. The Company's net deferred tax assets are primarily the result of net operating losses ("NOLs"). The reserve will not restrict the Company from utilizing the NOLs to offset taxes on future earnings. The Company also recorded an impairment charge of $1.4 million, which reduced the carrying amount of goodwill associated with the acquisition of Hunter by $1.2 million and property, plant and equipment at the Sheffield facility by $172,000. The Company changed its method of accounting for inventories from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method, whereby the $5.3 million LIFO reserve was retroactively restated in the consolidated financial statements. The Company updated its evaluation of its raw materials, purchased parts, work-in-process and finished goods to ensure that inventory is not recorded at amounts in excess of estimated net realizable value. Certain inventories were reduced during fiscal 2000 by $2.1 million.

         Although the Company incurred a substantial net loss in fiscal 2000, management began implementing and focusing on strategies to return the Company to profitability. During 2000, payroll expenses were reduced approximately $10 million (on an annualized basis). The Company's manufacturing facilities were consolidated into a single US factory and its Canadian factory. The significant production variances experienced during fiscal 2000 have been, and continue to be, addressed. The Company intends to continue reducing production scrap to acceptable minimal levels. Further, the Company intends to demonstrate to its customers that the Company will return to its historic position of being a reliable supplier by shipping quality products in a timely manner. Overall, the Company's operations have been, and continue to be, restructured so that costs are in line with the expected level of sales. However, there can be no assurance that the Company's cost reductions and plant consolidations will be successful, that the Company will be able to meet the needs and expectations of its customers, or that the Company will achieve a level of revenue that will allow it to return to profitability.

         The Company announced on March 29, 2000, that it had engaged J.C. Bradford & Co., LLC, of Nashville, Tennessee, to assist the Company in exploring its strategic alternatives, which could include the sale of the Company or some or all of its operating divisions or product lines. On May 31, 2000, the Company announced that its Board of Directors appointed John L. Duncan to replace Robert
L. Goucher as its President and Chief Executive Officer. Mr. Duncan, who has been a Director of the Company since May 1999, is the former President and CEO of Murray Ohio Manufacturing Company. The Company also announced that it had engaged the investment banking firm of McDonald Investments, Inc. to replace J.C. Bradford & Co., LLC as the Company's investment bank. McDonald Investments, an affiliate of Key Corp., is a full service investment banking firm headquartered in Cleveland, Ohio. There can be no assurance that any transaction or other strategic alternative will occur or be pursued or as to the form that any possible transaction or other strategic alternative might take. The Company does not currently expect to disclose developments regarding its pursuit of strategic alternatives unless and until it is in a position to announce it has decided upon a definitive transaction or strategic alternative. During the third quarter of 2000, the Company engaged Management Dynamics, Inc., an Atlanta, Georgia consulting firm specializing in manufacturing cost improvement. On November 14, 2000, the Company announced that James W. Truitt was appointed to replace Roderick V. Schlosser as Chief Financial Officer, Corporate Secretary and Treasurer beginning December 1, 2000. Mr. Truitt was previously employed by the Company for thirty years, retiring from his position as Senior Vice President in 1997.

         On December 9, 1999, the Company announced the closing and consolidation of its Huntsville, Alabama manufacturing facility. The Huntsville manufacturing facility and certain equipment were sold during the second quarter of 2000, with a gain on sale of $637,000. The Company recorded a restructure charge of $400,000, before tax, in connection with the closing. The restructure charge includes employee termination costs of $125,000 and other exit costs of $275,000 (primarily payroll and benefits of $69,000 and group insurance of $159,000). See Note 12 to Notes to Consolidated Financial Statements.

         In 1998, the Company initiated the closing of its Washington Park, Illinois facility and the transfer of the gas grill, gas log and freestanding vent-free stove production from the Washington Park facility into the Athens, Alabama and Huntsville, Alabama locations. The Company recorded a restructure charge of $615,000, before tax, in connection with the closing. The restructure charge includes plant closing costs of $590,000 (primarily payroll, severance and payroll taxes of $234,000 and group insurance of $255,000) and a property, plant and equipment valuation charge of $25,000. During 1999, the Company increased the reserve by $89,000, primarily due to higher than anticipated expenses such as legal fees and group insurance. The estimated reserve remaining as of December 31, 2000 was $44,000. See Note 12 to Notes to Consolidated Financial Statements.

         As used in the following discussion and elsewhere in this Annual Report, the term "gross sales" reflects total customer invoices billed by the Company for the applicable period, net of any customer sales credits issued. The term "net sales" as used herein and elsewhere in this Annual Report, reflects gross sales less deductions for cash discounts and royalties paid by the Company.

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

         Pending repayment of the ESOP Loan, shares owned by the ESOP are held in a suspense account. Shares of common stock are committed to be released from the ESOP's suspense account and credited to ESOP participants' accounts based on the ratio that the principal debt repayment of the ESOP Loan bears to the original principal debt balance (i.e., approximately 347,340 shares of common stock per year). The Company is required to recognize compensation expense each fiscal quarter in an amount equal to one-fourth of the number of shares of common stock committed to be released each year multiplied by the average fair market value of such shares during the period. The fair market value of the shares of common stock committed to be released and charged to compensation expense is also credited to stockholders' equity. Accordingly, if the fair market value of the common stock increases, so will the Company's non-cash compensation expense related to the ESOP, which in turn has a negative impact on the Company's net income (loss) and net income (loss) per share, but does not reduce the Company's net worth. Because the Company cannot predict the fair market value of its shares in the future, it cannot predict the amount of non-cash compensation expense it will incur based upon the release of the ESOP's shares to the participants' accounts or the resulting effect on net income
(loss) or net income (loss) per share. To the extent dividends are declared and paid on shares allocated to participants' accounts, the ESOP allows the Administrative Committee to use such dividends to repay the ESOP Loan. In such event, the dividends paid with respect to allocated shares are paid to participants in the form of released shares. The negative impact on earnings will be partially offset by the impact of such dividends, since the Company is not required to recognize compensation expense with respect to the release of shares related to dividends paid on ESOP shares allocated to participants.

RESULTS OF CONTINUING OPERATIONS

         The following tables set forth, for the periods indicated, information derived from the Company's consolidated financial statements expressed as a percentage of net sales and financial information for the Company's two industry segments. The format of the segment information table has been changed from formats previously presented to more accurately depict management's analyses of its segments.

                                                                       Percentage of Net Sales
                                                                       Year Ended December 31,
                                                                2000             1999           1998
                                                         -----------------------------------------------
Net sales                                                       100.0%            100.0%       100.0%

Cost of sales                                                    98.3              90.5         86.5
                                                         -----------------------------------------------
Gross profit                                                      1.7               9.5         13.5
                                                         -----------------------------------------------
Operating expenses:
   Selling                                                       13.8              10.4         10.2
   General and administrative                                    15.1               8.5          8.2
   Non-cash ESOP compensation                                     0.7               0.7          1.5
   Restructure charge (credit)                                   (0.2)               0.6          0.7
   Impairment charge                                              2.2               0.0          0.0
                                                         -----------------------------------------------
                                                                 31.6              20.2         20.6
                                                         -----------------------------------------------

Operating loss                                                  (30.0)            (10.7)        (7.1)
Net interest and other income                                    (0.4)             (1.0)        (0.3)
                                                         -----------------------------------------------
Loss before income taxes                                        (29.6)             (9.7)        (6.8)
Provision (credit) for income taxes                               9.0              (2.8)        (2.1)
                                                         -----------------------------------------------
Net loss                                                        (38.6)%            (6.9)%       (4.7)%
                                                         ================================================

                                                                        Segment Information
                                                                       Year Ended December 31,
                                                                           (In thousands)
                                                              2000               1999         1998
                                                         -----------------------------------------------
Gross sales:
   Home heating products                                    $  43,046         $  66,799    $  64,937
   Leisure and other products                                  21,019            22,972       22,780
                                                         -----------------------------------------------
                                                            $  64,065         $  89,771    $  87,717
                                                         ===============================================
Reconciliation to net sales:
   Gross sales                                              $  64,065         $  89,771    $  87,717
   Freight revenue                                                470               659          646
   Discounts and royalties                                       (855)           (1,193)        (925)
                                                         -----------------------------------------------

Net sales                                                   $  63,680         $  89,237    $  87,438
                                                         ===============================================

Gross margin:
   Home heating products                                    $  15,474         $  22,631    $  26,101
   Leisure and other products                                   7,753             7,992        8,564
                                                         -----------------------------------------------

                                                            $  23,227         $  30,623    $  34,665
                                                         ===============================================
Reconciliation to gross profit:
    Gross margin                                            $  23,227         $  30,623    $  34,665
    Freight revenue                                               470               659          646
    Discounts and royalties                                      (855)           (1,193)        (925)
    Fixed costs, variances, reserves and other                (21,791)          (21,593)     (22,551)
                                                         -----------------------------------------------

Gross profit                                                $   1,051         $   8,496    $  11,835
                                                         ===============================================

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Net sales in 2000 were $63.7 million as compared to $89.2 million in 1999, a decrease of $25.6 million, or 28.6%. Gross sales of home heating products decreased $23.8 million to $43.0 million in 2000 as compared to $66.8 million in 1999, a decrease of 35.6%. Gross sales of leisure and other products decreased by $2.0 million to $21.0 million in 2000 as compared to $23.0 million in 1999, a decrease of 8.5%. Freight revenue decreased $189,000 and sales deductions decreased $338,000.

     Of the decrease in gross sales of home heating products, hearth sales decreased $13.1 million and heating sales decreased $10.6 million. Hearth product sales were negatively impacted by lower housing starts, a significant depression in the manufactured home industry and the Company's inability to produce and ship products in a timely manner due, in part, to the implementation of a new distribution system early in 2000. Sales of heating appliances decreased primarily as a result of the decrease in customer orders and delays in shipping early season orders. The delays in shipping were primarily due to the discontinuation of an arrangement to outsource production of the Company's infrared and blue-flame heaters. The decrease in gross sales of leisure and other products was primarily the result of a $2.0 million decrease in NuWay utility trailer sales. The loss of a significant NuWay customer in late 1999 and the decrease in volume from another customer negatively impacted trailer sales. Also, the planned introduction of the redesigned trailer late in the first quarter of 2000, which resulted in the loss of some early season orders, negatively impacted trailer sales. Sales of Broilmaster premium barbecue grills increased $875,000, primarily due to enhancements to the 2000 product offering and strong brand recognition. However, sales of OEM products and replacement parts decreased $895,000.

         Gross profit in 2000 was $1.1 million as compared to $8.5 million in 1999, a decrease of $7.4 million, or 87.6%. The gross margin (defined as gross sales less production costs) on home heating products in 2000 was $15.5 million, or 35.9% of home heating gross sales. The gross margin on home heating products in 1999 was $22.6 million, or 33.9% of home heating gross sales. The increase in gross margin on home heating products was primarily the result of an increase, as a percentage of home heating sales, of higher margin vent-free logs. The gross margin on leisure and other products in 2000 was $7.8 million, or 36.9% of leisure and other gross sales. The gross margin on leisure and other products in 1999 was $8.0 million, or 34.8% of leisure and other gross sales. The increase in gross margin on leisure and other products was primarily the result of a decrease in lower margin utility trailer sales.

         Selling expenses in 2000 were $8.8 million as compared to $9.3 million in 1999, a decrease of $517,000, or 5.6%. Selling expenses as a percentage of net sales increased to 14.3% in 2000 from 10.7% in 1999.

         General and administrative expenses increased $2.0 million, or 26.4%, in 2000 as compared to 1999. The increase was primarily the result of an increase of $727,000 in severance expense incurred in connection with the termination of officers and other salaried employees, an increase of $558,000 in depreciation and amortization expense primarily associated with a computer systems change implemented in 1999 and the first quarter of 2000 and an increase in bad debts expense of $1.4 million. The increase in bad debts is primarily attributable to specifically reserving the receivable balances of three of the Company's customers. Two of these customers declared bankruptcy during 2000.

         Non-cash ESOP compensation expense decreased $171,000, or 27.2%, in 2000 as compared to 1999. In 2000, 347,340 shares of unallocated ESOP stock were committed to be released as compensation at an average fair value of $1.32 per share, as compared to 273,485 shares committed to be released as compensation at an average fair value of $2.30 per share in 1999.

         The restructure credit of $100,000 in 2000 represents a reduction of the reserve for the Huntsville, Alabama plant closing. The reduction was based on the Company's analysis that the original reserve for group insurance claims should be reduced based on a lower-than-anticipated number of terminated employees participating in the Company's self-insured insurance plan. See Note 12 to Notes to Consolidated Financial Statements.

         The impairment charge of $1.4 million in 2000 represents the Company's re-valuation of its long-lived assets. The Company reviews the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of goodwill associated with the acquisition of Hunter was reduced by $1.2 million and the carrying amount of property, plant and equipment at the Sheffield, Alabama facility was reduced by $172,000.

         Gain on sales of assets of $1.0 million in 2000 includes the $75,000 gain recorded in connection with the sale of certain undeveloped land and rental property, the $637,000 gain on sale of the Huntsville, Alabama manufacturing plant and certain equipment and the $392,000 gain on sale of the Washington Park, Illinois manufacturing plant and certain equipment. The $1.3 million gain on sales of assets in 1999 includes the $1.2 million gain recorded in connection with the sale of the Ashley division. See Note 10 to Notes to Consolidated Financial Statements.

         Interest expense increased $209,000, or 27.8%, in 2000 to $960,000 as compared to $751,000 in 1999. The increase was primarily attributable to the increase in average outstanding debt during 2000.

         Interest and other income decreased $143,000, or 45.0%, in 2000 to $175,000 as compared to $318,000 in 1999. The decrease was primarily attributable to the decrease in interest income on short-term investments.

         The provision for income taxes was $5.8 million in 2000 as compared to a credit for income taxes of $2.5 million in 1999. The provision recorded in 2000 was the result of fully-reserving the Company's net deferred tax assets. The Company's deferred tax assets are primarily the result of net operating losses ("NOLs"). The reserve will not restrict the Company from utilizing the NOLs to offset taxes on future earnings. See Note 3 to Notes to Consolidated Financial Statements.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Net sales in 1999 were $89.2 million as compared to $87.4 million in 1998, an increase of $1.8 million, or 2.1%. Gross sales of home heating products increased $1.9 million to $66.8 million in 1999 as compared to $64.9 million in 1998, an increase of 2.9%. Gross sales of leisure and other products increased by $192,000 to $23.0 million in 1999 as compared to $22.8 million in 1998, an increase of 0.8%. Freight revenue increased $13,000 and sales deductions increased $268,000.

         Of the increase in net sales of home heating products, heating sales increased $2.0 million, while hearth sales decreased $101,000 in 1999. The increase in heating sales was primarily due to an increase in sales of lower-margin imported vent-free room heaters. The increase in leisure and other sales was primarily the result of a $3.3 million, or 27.5%, increase in sales of gas barbecue grills, primarily due to the continued acceptance of premium gas grills in the marketplace. However, net sales of OEM products and replacement parts decreased $3.0 million.

         Gross profit in 1999 was $8.5 million as compared to $11.8 million in 1998, a decrease of $3.3 million, or 28.2%. The gross margin on home heating products in 1999 was $22.6 million, or 33.9% of home heating gross sales. The gross margin on home heating products in 1998 was $26.1 million, or 40.2% of home heating gross sales. The decrease in gross margin on home heating products was primarily the result of a continued shift in mix from higher margin gas and wood heaters to hearth products and imported vent-free room heaters. The gross margin on leisure and other products in 1999 was $8.0 million, or 34.8% of leisure and other gross sales. The gross margin on leisure and other products in 1998 was $8.6 million, or 37.6% of leisure and other gross sales. The decrease in gross margin on leisure and other products was primarily the result of increased product costs due to quality improvement initiatives associated with the gas grill production line.

         Selling expenses in 1999 were $9.3 million as compared to $8.9 million in 1998, an increase of $343,000, or 3.8%. The increase was primarily the result of a 2.0% increase in net sales together with a shift in mix from two-step heater sales to retail heater and grill sales. The rate of selling and promotional expenses is greater on retail heater and grill sales.

         General and administrative expenses increased $422,000, or 5.9%, in 1999 as compared to 1998. The increase in general and administrative expenses was primarily the result of increased human resources, data processing and design and development expenses, partially offset by a decrease in certain post-employment benefits.

         Non-cash ESOP compensation expense decreased $664,000, or 51.4%, in 1999 to $629,000, as compared to $1.3 million in 1998. In 1999, 273,485 shares of unallocated ESOP stock were committed to be released as compensation at an average fair value of $2.30 per share, as compared to 293,044 shares committed to be released as compensation at an average fair value of $4.41 per share in 1998.

         As reported in the Company's Form 10-Q for the 13-week period ended March 28, 1998, the Company made the decision to close its Washington Park, Illinois facility. The Company initiated the closing and the transfer of the gas grill, gas log and freestanding vent-free stove production into the Athens, Alabama and Huntsville, Alabama locations during the third quarter of 1998. During 1999, the Company increased the reserve by $89,000, primarily due to higher than anticipated expenses such as legal fees and group insurance. On December 9, 1999, the Company announced the closing and consolidation of its Huntsville, Alabama manufacturing facility. The Company recorded a restructure charge of $400,000, before tax, in connection with the closing. See Note 12 to Notes to Consolidated Financial Statements.

         The gain on sales of assets increased $977,000 in 1999 to $1.3 million. The increase was primarily due to the gain on sale of the Ashley division of $1.2 million. See Note 10 to Notes to Consolidated Financial Statements.

         Interest expense decreased $254,000, or 25.3%, in 1999 to $751,000 as compared to $1.0 million in 1998. The decrease was primarily attributable to the decrease in average outstanding debt during 1999.

         Interest and other income decreased $671,000, or 67.8%, in 1999 to $318,000 as compared to $989,000 in 1998. The decrease was primarily due to a decrease in interest income on short-term investments and a $422,000 gain on settlement of litigation recorded during 1998.

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

QUARTERLY RESULTS

         The following table sets forth certain quarterly income statement data for each of the Company's last three fiscal years and the percentage of net sales represented by the line items presented (except in the case of per share amounts). The quarterly income statement data set forth below was derived from unaudited consolidated financial statements of the Company and includes all adjustments which the Company considers necessary for a fair presentation thereof.

                                                                                 2000
                                       ------------------------------------------------------------------------------------------
                                              APRIL 1                JULY 1               SEPTEMBER 30             DECEMBER 31
                                       -------------------     ------------------      ------------------      ------------------
                                                           (In Thousands, except per share amounts)
Net sales                              $ 22,635     100.0%     $ 14,753     100.0%     $ 14,260     100.0%     $ 12,032     100.0%
Gross profit (loss)                       2,940      13.5          (531)     (3.8)          331       2.4        (1,689)    (14.6)
Non-cash ESOP compensation                  130       0.6           136       1.0           108       0.8            84       0.7
Operating loss                           (1,977)     (9.1)       (5,142)    (36.3)       (3,497)    (25.6)       (8,461)    (73.0)
Loss before income taxes                 (1,973)     (9.1)       (4,690)    (33.1)       (3,714)    (27.2)       (8,446)    (72.9)
                                       -------------------------------------------------------------------------------------------

Net loss                               $ (1,973)     (9.1)%    $ (4,690)    (33.1)%    $ (3,714)    (27.2)%    $(14,216)   (123.0)%
                                       ===========================================================================================

BASIC AND DILUTED PER SHARE DATA:
Net loss (1)                           $  (0.26)               $  (0.61)               $  (0.48)               $  (1.81)
                                       ===========================================================================================

                                                                                 1999
                                       ------------------------------------------------------------------------------------------
                                              APRIL 3                JULY 3                OCTOBER 2              DECEMBER 31
                                       -------------------     ------------------      ------------------      ------------------
                                                           (In Thousands, except per share amounts)
Net sales                              $ 23,993     100.0%     $ 21,658     100.0%     $ 23,305     100.0%     $ 21,281     100.0%
Gross profit                              3,833      16.5         2,846      13.6         1,183       5.5           634       3.1
Non-cash ESOP compensation                  180       0.8           174       0.8           159       0.7           116       0.6
Operating loss                             (807)     (3.5)       (1,551)     (7.5)       (3,451)    (16.1)       (3,709)    (18.1)
Income (loss)
   before income taxes                      274       1.2        (1,640)     (7.9)       (3,545)    (16.6)       (3,772)    (18.4)
                                       -------------------------------------------------------------------------------------------

Net income (loss)                      $    164       0.7%     $ (1,149)     (5.5)%    $ (2,410)    (11.3)%    $ (2,744)    (13.4)%
                                       ===========================================================================================

BASIC AND DILUTED PER SHARE DATA:
Net income (loss) (1)                  $   0.02                $  (0.16)               $  (0.32)               $ (0.37)
                                       ===========================================================================================

                                                                                 1998
                                       ------------------------------------------------------------------------------------------
                                             MARCH 28                JUNE 27              SEPTEMBER 26             DECEMBER 31
                                       -------------------     ------------------      ------------------      ------------------
                                                           (In Thousands, except per share amounts)
Net sales                              $ 19,659     100.0%     $ 25,216     100.0%     $ 20,928     100.0%     $ 21,635     100.0%
Gross profit                              3,721      19.5         5,375      22.0         2,171      10.7           568       2.7
Non-cash ESOP compensation                  402       2.1           376       1.6           312       1.6           203       1.0
Operating income (loss)                    (726)     (3.8)          222       0.9        (1,736)     (8.6)       (3,964)    (19.1)
Income (loss) before income taxes          (749)     (3.9)          395       1.6        (1,840)     (9.2)       (3,735)    (18.0)
                                       -------------------------------------------------------------------------------------------

Net income (loss)                      $   (468)     (2.5)%    $    150       0.6%     $ (1,414)     (7.0)%    $ (2,404)    (11.6)%
                                       ===========================================================================================

BASIC AND DILUTED PER SHARE DATA:
Net income (loss) (1)                  $  (0.07)               $   0.02                $  (0.20)               $  (0.33)
                                       ===========================================================================================

(1) The sum of the quarterly per share amounts may differ from the annual per share amounts because of differences in the weighted average number of common shares used in the quarterly and annual computations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations from internally generated funds and seasonal borrowings under its bank lines of credit. The Company's primary capital requirements are for working capital, capital expenditures and debt service. In addition, in the event the Company's Common Stock is delisted from Nasdaq, the ESOP provides that participants will have the option to cause the Company to repurchase shares distributed to them for the then fair market value of the shares. If the Company's Common Stock is delisted, the Company anticipates that ESOP participants could require the Company to repurchase up to approximately 150,000 shares. In addition to the foregoing, the Company estimates that participating employees eligible for retirement during the next five years could require the Company to repurchase approximately 35,000 shares of Common Stock per year over the next five years. However, these estimates rely on information currently available to the Company and there can be no assurance that the actual number of shares which the Company is obligated to repurchase will not be materially different from the Company's estimates.

         The following table presents a summary of the Company's cash flows for each of the three years in the period ended December 31:

                                                                              YEAR ENDED DECEMBER 31,
                                                                    2000               1999               1998
                                                                  --------           --------           --------
                                                                                   (In thousands)
Net cash provided by (used in) operations                         $ (7,573)          $    607           $     13
Capital expenditures                                                (2,394)            (5,661)            (1,640)
Proceeds from sales of assets                                        1,527              1,658                896
Net proceeds (repayments) on short-term borrowings                   7,621                754               (301)
Net payments on long-term debt                                      (4,402)            (1,741)            (1,743)
Purchase of treasury stock                                               0                  0             (1,728)
Proceeds from exercise of stock options                                  0                105                141
Cash dividends paid                                                      0               (330)              (896)
                                                                  --------           --------           --------
Net decrease in cash and short-term investments                   $ (5,221)          $ (4,608)          $ (5,258)
                                                                  ========           ========           ========

         As shown in the financial statements during the year ended December 31, 2000, the Company has incurred a net loss of $24,593,000. The Company has experienced significant losses during the previous two years, which losses could continue during 2001. The accompanying financial statements have been prepared on a going concern basis. See Note 14 to Notes to Consolidated Financial Statements. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its existing credit line, as extended, to obtain additional financing or refinancing as may be required, and ultimately to return to profitable operations.

         The Company finances interim working capital requirements with cash and bank lines of credit, one with its principal lender and one with a Canadian financial institution. Under its terms, the line of credit with its principal lender expired on January 1, 2001. Prior to the expiration date, the lender agreed to extend the expiration date, which has now been further extended to May 15, 2001. Additionally, the Company is currently not in compliance with certain debt covenants under its amended credit agreement with its principal lender. In the agreement extending the expiration date of the line of credit, the Company has obtained a temporary waiver of these covenants through May 15, 2001. The line of credit is secured by the receivables and inventory of the Company (exclusive of the receivables and inventory of Hunter). Interest on the line of credit is payable monthly at a variable rate of 30-day LIBOR plus
1.25%. As of December 31, 2000, the outstanding balance was $7.0 million.

         The lender has also agreed to extend to May 15, 2001, the payment date of principal payments due under the Bank Loan. The Bank Loan was obtained by the Company in 1993 to finance the purchase of 3,489,115 shares of Company Common Stock by the Company's ESOP. The Bank Loan is due in semi-annual principal payments of $596,700 over a ten-year period. Interest on the Bank Loan is payable monthly at a variable rate of 79.5% of prime plus 1.35%. The Bank Loan is secured by a lien on the Company's buildings and equipment. As of December 31, 2000, the outstanding balance of the Bank Loan was $2.4 million. As discussed above, the debt owing under the line of credit with the Company's principal lender and the Bank Loan has been classified as current maturities.

         During the third quarter of 2000, the Company, Hunter and the Company's Canadian lender agreed to and began operating under an amended bank line of credit that provides for borrowings up to approximately $1.5 million. The amended credit line is subject to an annual renewal on April 30 each year. The amended line of credit is secured by Hunter's receivables, inventory, building and equipment. Interest on the line of credit is payable monthly at a variable rate equivalent to the financial institution's prime lending rate plus 1.0%, which at December 31, 2000 was 8.5%. As of December 31, 2000, the outstanding balance of the line of credit was $1.3 million. During the first quarter of 2001, the Canadian financial institution met with management at Hunter and requested that the institution's appointed consultants review the operations and projections of Hunter for the purpose of advising the institution whether or not to renew the credit agreement. As of the date of this filing, the review is underway with results pending.

         As of the date of this filing, the Company is continuing its negotiations with a prospective lender for a new asset-based, secured line of credit to replace its current credit facility, including its $10 million line. The Company is also working with its Canadian lender to renew the $1.5 million line of credit utilized by Hunter. The Company currently believes that it can successfully conclude a long term debt refinancing. The Company also currently believes that cash flow from operations and the successful refinancing of its debt should be sufficient to fund its anticipated working capital needs, capital expenditures and debt service requirements. However, because future cash flows and the availability of financing depend on a number of factors, including prevailing economic conditions and financial, business and other factors beyond the Company's control, no assurance can be given in this regard. Further, there can be no assurance that any new credit arrangements will be finalized or further extensions granted beyond May 15, 2001. In the absence of a further extension and waiver, upon the expiration of the current extension and waiver on May 15, 2001, the Company's principal lender will have all rights and remedies provided for in the amended credit agreement between the lender and the Company. See Notes 1, 4, 5 and 14 to Notes to Consolidated Financial Statements.

         The Company currently believes it will continue to have funds available to it under the $10 million line of credit with its principal lender. The Company believes that its existing cash and funds generated from operations, together with the Company's unused borrowing capacity under the line of credit, should be sufficient to fund the Company's operating needs pending the refinancing of its debt. However, there can be no assurance that the Company's liquidity position will not be adversely affected through May 15, 2001. Further, if the proposed refinancing is not completed by May 15, 2001, and the Company's current credit facility is extended beyond that date, there can be no assurance that the Company will continue to generate funds or have credit or financing available to it that is sufficient to continue to fund its operations.

         On October 29, 1999, the Company announced that its Board of Directors had discontinued the payment of regular quarterly cash dividends. The Company's Board of Directors decided that it would be in the best interests of the Company and its stockholders for the Company to discontinue the payment of a cash dividend at that time and to invest those funds in the business in support and furtherance of the Company's strategic plan. Any future payment of dividends will be within the discretion of the Board of Directors and will depend on the Company's profitability, capital requirements, financial condition, business opportunities, loan covenants associated with the Company's current borrowing agreements and any future agreements and other factors which the Board of Directors may deem relevant.

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

FOREIGN CURRENCY EXCHANGE RATE RISK

         Due to its Canadian operations, the Company has assets, liabilities, operations and cash flows in the Canadian currency. Fluctuations in foreign currency exchange rates impact the U.S. dollar value of Canadian dollar assets, liabilities, operations and cash flows. The Company translates the Canadian dollar income statement to U.S. dollars using the average rate of exchange and translates the Canadian dollar balance sheet to U.S. dollars using the closing rate of exchange. Certain accounts (e.g., capital stock) are translated using an historical exchange rate. Consequently, unrealized foreign currency translation adjustments are reported as a separate component of stockholders' equity. To illustrate the potential impact of changes in foreign currency exchange rates on the unrealized foreign currency translation adjustments, a hypothetical 10% change (decrease) in the average and closing exchange rates for fiscal 2000 would have increased the unrealized foreign currency translation adjustment (a loss) by $742,000.

INTEREST RATE RISK

         To manage its exposure to changes in interest rates, the Company uses both fixed and variable rate debt. At December 31, 2000, the Company had $2,387,000 of debt outstanding at a variable interest rate of 79.5% of prime plus 1.35%. The debt is scheduled to mature in September 2002. Therefore, the Company is exposed to interest rate fluctuations on the debt balance. A hypothetical increase of 10% (for example, the prime rate of 9.0% would increase to 9.90%) in the prime lending rate would not cause the Company's interest expense to increase significantly.

         Effective January 1, 2000, the Company entered into a secured bank line of credit of up to a maximum of $10,000,000 which is to be utilized to finance inventories, receivables and operations on an interim basis. Interest on the line of credit is payable monthly at a variable rate based on the 30-day London Interbank Offered Rate ("LIBOR") plus 1.25%. A hypothetical increase of 10% in the LIBOR rate would not cause the Company's interest expense to increase significantly. See Notes 4, 5 and 8 to Notes to Consolidated Financial Statements. As previously stated, this credit line expired on January 1, 2001, but was extended through May 15, 2001 to afford the Company additional time to finalize negotiations for a new credit line with a prospective new lender.

         Further, Hunter maintains a secured bank line of credit of up to a maximum of approximately $1,500,000 which is to be utilized to finance inventories, receivables and operations. Interest on the line of credit is payable monthly at a variable rate based on the lender's prime rate plus 1.0%. A hypothetical increase of 10% in the prime lending rate would not cause the Company's interest expense to increase significantly.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company, including the report of independent accountants, the consolidated balance sheets as of December 31, 2000 and 1999, the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998 and notes to the consolidated financial statements are set forth on pages F-1 through F-21 of this Annual Report on Form 10-K. In addition, on page S-2 of this Annual Report on Form 10-K, the supplemental financial statement schedule, as required by Item 8, is provided.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         See the "Election of Directors," "Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of the proxy statement for the 2001 Annual Meeting of Stockholders of the Company, which sections are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         See the "Remuneration of Executive Officers" section of the proxy statement for the 2001 Annual Meeting of Stockholders of the Company, which section is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) See the "Principal Stockholders" section of the proxy statement for the 2001 Annual Meeting of Stockholders of the Company, which section is incorporated herein by reference.

         (b) See the "Election of Directors" and "Principal Stockholders" sections of the proxy statement for the 2001 Annual Meeting of Stockholders of the Company, which sections are incorporated herein by reference.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      Certain documents filed as part of Form 10-K

                  1.       Financial Statements.

Description                                                                                                    Page
- -----------                                                                                                    ----
Report of Independent Public Accountants...............................................................         F-1

Consolidated Balance Sheets as of December 31, 2000 and 1999...........................................         F-2

Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998.............         F-4

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and
  1998.................................................................................................         F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and
  1998 ................................................................................................         F-6

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

                  2.       Financial Statement Schedule.

                           The financial statement schedule required by Regulation S-X is filed as part of Exhibit S of this Annual Report on Form 10-K, as listed below:

                           Schedule Supporting the Consolidated Financial
                           Statements:

                                                                                                 Page
                                                                                                 ----
                           Schedule II - Valuation and Qualifying Accounts                       S-2

                           All other schedules for which provision is made in the applicable accounting regulations of the Commission have been omitted because they are not required under the related instructions or are inapplicable, or because the information has been provided in the Consolidated Financial Statements or the Notes thereto.

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

         (c)      Exhibits.

                  The Exhibits required by Item 601 of Regulation S-K are set forth in the following list and are filed either by incorporation by reference from previous filings with the Commission or by attachment to this Annual Report on Form 10-K as so indicated in such list.

Exhibit
Number                     Description of Exhibit
- -------                    ----------------------
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

* 10(i)           Executive Supplemental Income Plan Guidelines and Form of
                  Supplemental Income Agreement which was filed as Exhibit 10(n) to the Company's Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33- 90432).

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

* 10(z) Salary Continuation Letter Agreement dated November 2, 1998 between Martin Industries, Inc. and Robert L. Goucher which was filed as Exhibit 10(dd) to the Company's Annual Report on Form 10-K as filed with the Commission on March 31, 1999
                  (Commission File No. 0-26228).

* 10(aa)          Employment Agreement with Robert L. Goucher dated as of
                  November 2, 1998 which was filed as Exhibit 10(gg) to the Company's Annual Report on Form 10-K as filed with the Commission on March 31, 1999 (Commission File No. 0-26228).

* 10(bb)          Operating Credit Line Agreement by and between Hunter
                  Technology Inc. and Canadian Imperial Bank of Commerce dated
                  October 21, 1998 for a credit limit of $2,250,000 (Canadian) which was filed as Exhibit 10(a) to the Company's Quarterly
                  Report on Form 10-Q for the 39-week period ended October 2,
                  1999 (Commission File No. 0-26228).

* 10(cc) Fourth Amendment to Loan Agreement and Other Loan Documents by and between Martin Industries, Inc. and AmSouth Bank dated as of January 1, 2000, which was filed as Exhibit 10(jj) to the Company's Annual Report on Form 10-K as filed with the Commission on March 31, 2000 (Commission File No. 0-26228).

* 10(dd)          Security Agreement by and between Martin Industries, Inc. and
                  AmSouth Bank dated March 22, 2000 which was filed as Exhibit
                  10(kk) to the Company's Annual Report on Form 10-K as filed with the Commission on March 31, 2000 (Commission File No.
                  0-26228).

* 10(ee) Modified, Amended and Restated Line of Credit Note by and between Martin Industries, Inc., as Borrower, and AmSouth
                  Bank, as Lender, dated as of January 1, 2000 which was filed as Exhibit 10(ll) to the Company's Annual Report on Form 10-K as filed with the Commission on March 31, 2000 (Commission
                  File No. 0-26228).

* 10(ff)          Form of Stock Appreciation Rights Agreement dated January 3,
                  2000 by and between Martin Industries, Inc. and each corporate officer which was filed as Exhibit 10(a) to the Company's
                  Quarterly Report on Form 10-Q for the 13-week period ended
                  April 1, 2000 (Commission File No. 0-26228).

* 10(gg)          Form of Retention and Termination Agreement dated April 7,
                  2000 by and between Martin Industries, Inc. and each corporate officer which was filed as Exhibit 10(b) to the Company's
                  Quarterly Report on Form 10-Q for the 13-week period ended
                  April 1, 2000 (Commission File No. 0-26228).

  10(hh)          Letter agreement of AmSouth Bank dated December 29, 2000.

  10(ii)          Letter agreement of AmSouth Bank dated January 31, 2001.

10(jj)            Letter agreement of AmSouth Bank dated March 15, 2001.

18                Letter of Independent Accountants Regarding Change in
                  Accounting Method.

21                Subsidiaries of the Company.

23                Consent of Arthur Andersen LLP.

24                Powers of Attorney.

- ---------------

*  Incorporated by reference.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

With the exception of historical information, the matters and statements discussed, made or incorporated by reference in this Annual Report on Form 10-K constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Specifically, this Annual Report on Form 10-K contains forward-looking statements regarding:

         - the Company's efforts to negotiate new credit facilities for its domestic and Canadian operations;

         - the Company's beliefs with respect to the funding of its operations during fiscal year 2001;

         - the possible outcome of the Company's appeal of Nasdaq's decision to delist the Company's Common Stock;

         - the ability of the Company's Common Stock to trade on the OTCBB and the likely trading volume and price if the Company's Common Stock begins trading on the OTCBB;

         - the likely benefits from cost reductions and plant consolidations;

         - the short-term and long-term programs being undertaken by the Company and expectations regarding the future competitiveness of the Company's products;

         - anticipated savings to be generated by engaging Management Dynamics, Inc.;

         - the Company's future ability to meet the needs and expectations of its customers;

         -        results in future quarters;

         - the restructuring charges resulting from the closing of the Huntsville, Alabama facility and the Washington Park facility;

         - the Company's engagement of McDonald Investments, Inc. to assist the Company in exploring strategic alternatives;

         -        the estimated reserve for excess and obsolete inventories;

         - the utilization of deferred tax assets related to net operating loss carryforwards; and

         - the Company's expectations and estimates regarding its foreign currency exchange rate and interest rate risk.

Wherever possible, the Company has identified these forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "may," "believes," "estimates," "projects," "expects," "intends," and words of similar import. In addition to the statement included in this Annual Report of Form 10-K, the Company and its representatives may from time to time make other oral or written statements that are also forward-looking statements.

Forward-looking statements contained in this Annual Report on Form 10-K and those that may be made in the future involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. In particular, there can be no assurance that the Company will be successful in securing new lines of credit or, if necessary, additional extensions of its current credit facilities with its domestic and Canadian lenders; that, pending the securing of new financing, the Company will continue to generate funds or have credit available to it that is sufficient to continue to fund its operations; that the Company's cost reduction and plant consolidations will be successful or that the Company will achieve a level of revenue that will allow the Company to return to profitability; that the Company's appeal will be granted by Nasdaq's Listing Qualifications Panel; that the Company's Common Stock will be eligible to trade on the OTCBB if it is delisted by Nasdaq; that the current market makers and other broker-dealers will continue to make a market in the Company's Common Stock if it begins trading on the OTCBB; that the Company's Common Stock will continue to trade at the same volume or in the same price range on the OTCBB as it has historically traded on The Nasdaq National Market; that the Company will be able to successfully implement or complete the short-term and long-term programs being undertaken by the Company; that the Company's new products will meet its expectations; that the engagement of Management Dynamics, Inc. will result in the future savings anticipated by the Company; that the Company will be able in the future to meet the needs and expectations of its customers; that the Company will not exceed the estimated reserve for excess and obsolete inventories or will utilize deferred tax assets related to net operating loss carryforwards. These assumptions, risks and uncertainties include, but are not limited to, those associated with general economic cycles; the cyclical nature of the industries in which the Company operates and the factors related thereto, including consumer confidence levels, inflation, employment and income levels, the availability of credit, and factors affecting the housing industry; the potential in the Company's business to experience significant fluctuations in quarterly earnings; the Company's ability to generate cash or secure adequate financing to fund its operations; the Company's business strategy, including its strategy of pursuing new product development; potential losses from product liability and personal injury lawsuits; the effects of seasonality and weather conditions on the Company's home heating product sales and other sales; fluctuations in quarterly earnings due to ESOP accounting; the effect of existing and new governmental and environmental regulations applicable to the Company; the dependence of the Company on key personnel; the highly competitive nature of each of the industries in which the Company operates; the volatility of the stock price at which outstanding shares of the Company may trade from time to time; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Commission. The Company expressly disclaims any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Martin Industries, Inc.:

We have audited the accompanying consolidated balance sheets of MARTIN INDUSTRIES, INC. (a Delaware corporation) AND SUBSIDIARY as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martin Industries, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As explained in Note 14 to the consolidated financial statements, the Company has suffered recurring losses from operations and its existing line of credit is due on May 15, 2001, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also explained in Note 14. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As explained in Note 2 to the consolidated financial statements, the Company has given retroactive effect to the change in accounting for a substantial portion of its inventories from the LIFO (last-in, first-out) method to the FIFO (first-in, first-out) method.


                                                         /s/ ARTHUR ANDERSEN LLP


Birmingham, Alabama
March 2, 2001 (except with respect to the matters explained in Notes 11 and 14, as to which the date is March 27, 2001)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                            DECEMBER 31,
                                                                    ----------------------------
                                                                        2000             1999
                                                                    -----------      -----------
CURRENT ASSETS:
   Cash and short-term investments                                  $     3,000      $ 5,218,000
   Accounts and notes receivable, less allowance for
      doubtful accounts of $1,469,000 and $604,000, respectively      7,867,000       13,153,000
   Inventories                                                       16,974,000       18,609,000
   Deferred tax benefits                                                      0          911,000
   Prepaid expenses and other assets                                    800,000        1,180,000
                                                                    -----------      -----------

                                                                     25,644,000       39,071,000
                                                                    -----------      -----------

PROPERTY, PLANT AND EQUIPMENT:
   Land and improvements                                              1,038,000        1,152,000
   Projects in progress                                                 597,000        2,024,000
   Buildings                                                          7,575,000        8,005,000
   Machinery and equipment                                           17,893,000       16,588,000
                                                                    -----------      -----------

                                                                     27,103,000       27,769,000
   Less accumulated depreciation and amortization                    14,199,000       14,190,000
                                                                    -----------      -----------

                                                                     12,904,000       13,579,000
                                                                    -----------      -----------

OTHER NONCURRENT ASSETS:
   Deferred tax benefits                                                      0        4,601,000
   Goodwill, net of accumulated amortization of
      $246,000 and $203,000, respectively                               483,000        1,827,000
   Cash value of life insurance                                       1,638,000        1,359,000
   Notes receivable                                                     498,000        1,181,000
   Other                                                                341,000          660,000
                                                                    -----------      -----------

                                                                      2,960,000        9,628,000
                                                                    -----------      -----------

                                                                    $41,508,000      $62,278,000
                                                                    ===========      ===========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                                            CONSOLIDATED BALANCE SHEETS

                                       LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                   DECEMBER 31,
                                                          -------------------------------
                                                              2000                  1999
                                                          ------------       ------------
CURRENT LIABILITIES:
   Short-term borrowings                                  $  8,519,000       $    944,000
   Current portion of long-term debt                         2,461,000          4,458,000
   Accounts payable                                          6,833,000          5,303,000
   Accrued liabilities:
      Payroll and employee benefits                          2,135,000          2,374,000
      Product liability                                      1,076,000          1,122,000
      Warranty                                                 707,000            878,000
      Workers' compensation                                    777,000            731,000
      Restructuring costs                                       44,000            589,000
      Other                                                    743,000            873,000
                                                          ------------       ------------

                                                            23,295,000         17,272,000
                                                          ------------       ------------
NONCURRENT LIABILITIES:
   Long-term debt                                                    0          2,406,000
   Deferred compensation                                     1,917,000          2,187,000
                                                          ------------       ------------

                                                             1,917,000          4,593,000
                                                          ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 1,000,000 shares
      authorized; no shares issued and outstanding                   0                  0
   Common stock, $.01 par value; 20,000,000 shares
      authorized; 9,764,802 shares issued at
      December 31, 2000 and 9,763,054 shares issued
      at December 31, 1999                                      98,000             98,000
   Paid-in capital                                          26,801,000         27,241,000
   Retained earnings (deficit)                              (3,596,000)        20,997,000
   Accumulated other comprehensive loss                       (831,000)          (554,000)
                                                          ------------       ------------

                                                            22,472,000         47,782,000
   Less:
   Treasury stock at cost (1,192,145 shares at
      December 31, 2000 and 1999)                            3,789,000          3,789,000
   Unearned compensation                                     2,387,000          3,580,000
                                                          ------------       ------------

                                                            16,296,000         40,413,000
                                                          ------------       ------------

                                                          $ 41,508,000       $ 62,278,000
                                                          ============       ============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        YEAR ENDED DECEMBER 31,
                                         --------------------------------------------------
                                             2000               1999               1998
                                         ------------       ------------       ------------
NET SALES                                $ 63,680,000       $ 89,237,000       $ 87,438,000
Cost of sales                              62,629,000         80,741,000         75,603,000
                                         ------------       ------------       ------------

GROSS PROFIT                                1,051,000          8,496,000         11,835,000
                                         ------------       ------------       ------------

Operating expenses:
   Selling                                  8,758,000          9,275,000          8,932,000
   General and administrative               9,633,000          7,621,000          7,199,000
   Non-cash ESOP compensation                 458,000            629,000          1,293,000
   Restructure charge (credit)               (100,000)           489,000            615,000
   Impairment charge                        1,379,000                  0                  0
                                         ------------       ------------       ------------

                                           20,128,000         18,014,000         18,039,000
                                         ------------       ------------       ------------

OPERATING LOSS                            (19,077,000)        (9,518,000)        (6,204,000)
Gain on sales of assets                    (1,039,000)        (1,268,000)          (291,000)
Interest expense                              960,000            751,000          1,005,000
Interest and other income                    (175,000)          (318,000)          (989,000)
                                         ------------       ------------       ------------

LOSS BEFORE INCOME TAXES                  (18,823,000)        (8,683,000)        (5,929,000)
Provision (credit) for income taxes         5,770,000         (2,544,000)        (1,793,000)
                                         ------------       ------------       ------------

NET LOSS                                 $(24,593,000)      $ (6,139,000)      $ (4,136,000)
                                         ============       ============       ============

BASIC AND DILUTED PER SHARE DATA:

Net loss                                 $      (3.19)      $      (0.84)      $      (0.58)
                                         ============       ============       ============

Weighted average number of common
    shares outstanding                      7,703,315          7,338,821          7,073,430
                                         ============       ============       ============

DIVIDENDS DECLARED PER SHARE             $      0.000       $      0.063       $      0.164
                                         ============       ============       ============

              The accompanying notes are an integral part of these
                            consolidated statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                        For the Years Ended December 31, 1998, 1999 and 2000
                                          --------------------------------------------------------------------------------
                                             Common Stock         Paid-in           Retained            Treasury Stock
                                           Shares     Amount      Capital      Earnings (Deficit)     Shares       Amount
                                          ---------  --------   -----------   -------------------   ----------   ---------
BALANCE,
   DECEMBER 31, 1997 (Note 2)             9,748,746  $ 97,000   $26,863,000   $ 32,859,000          1,104,105    $2,590,000

Comprehensive loss:
  Net loss                                        0         0             0     (4,136,000)                 0             0
  Unrealized loss on foreign
    currency translation                          0         0             0              0                  0             0
  Total comprehensive loss

Dividends ($.164 per share)                       0         0             0     (1,136,000)                 0             0
Issuance of stock under dividend
  reinvestment plan                           3,304     1,000        13,000              0                  0             0
Purchase of treasury stock                        0         0             0              0            410,000     1,728,000
Exercise of stock options, net of tax             0         0       187,000              0           (188,935)     (310,000)
Fair value of stock
   released to ESOP, net of tax                   0         0       334,000              0                  0             0
                                          ---------------------------------------------------------------------------------
BALANCE,
   DECEMBER 31, 1998                      9,752,050    98,000    27,397,000     27,587,000          1,325,170     4,008,000
Comprehensive loss:
  Net loss                                        0         0             0     (6,139,000)                 0             0
  Unrealized gain on foreign
    currency translation                          0         0             0              0                  0             0
  Total comprehensive loss

Dividends ($.063 per share)                       0         0             0       (451,000)                 0             0
Issuance of stock under dividend
   reinvestment plan                         11,004         0        23,000              0                  0             0
Exercise of stock options, net of tax             0         0       183,000              0           (133,025)     (219,000)
Fair value of stock
   released to ESOP, net of tax                   0         0      (362,000)             0                  0             0
                                          ---------------------------------------------------------------------------------

BALANCE,
   DECEMBER 31, 1999                      9,763,054    98,000    27,241,000     20,997,000          1,192,145     3,789,000

Comprehensive loss:
  Net loss                                        0         0             0    (24,593,000)                 0             0
  Unrealized gain on foreign
    currency translation                          0         0             0              0                  0             0
  Total comprehensive loss
Issuance of stock under dividend
   reinvestment plan                          1,748         0         2,000              0                  0             0
Fair value of stock
   released to ESOP, net of tax                   0         0      (442,000)             0                  0             0
                                          ---------------------------------------------------------------------------------

BALANCE,
   DECEMBER 31, 2000                      9,764,802  $ 98,000   $26,801,000   $ (3,596,000)         1,192,145    $3,789,000
                                          =================================================================================

                                                  For the Years Ended December 31, 1998, 1999 and 2000
                                                  ----------------------------------------------------
                                                                        Accumulated
                                                                           Other
                                                      Unearned         Comprehensive
                                                    Compensation            Loss            Total
                                                  ----------------     -------------   ---------------
BALANCE,
   DECEMBER 31, 1997                                  $ 5,876,000        $(372,000)     $ 50,981,000

Comprehensive loss:
  Net loss                                                      0                0        (4,136,000)
  Unrealized loss on foreign
    currency translation                                        0         (624,000)         (624,000)
                                                                                        ------------
  Total comprehensive loss                                                                (4,760,000)


Dividends ($.164 per share)                                     0                0        (1,136,000)
Issuance of stock under dividend
  reinvestment plan                                             0                0            14,000
Purchase of treasury stock                                      0                0        (1,728,000)
Exercise of stock options, net of tax                           0                0           497,000
Fair value of stock
   released to ESOP, net of tax                        (1,199,000)               0         1,533,000
                                                      ----------------------------------------------

BALANCE,
   DECEMBER 31, 1998                                    4,677,000         (996,000)       45,401,000
Comprehensive loss:
  Net loss                                                      0                0        (6,139,000)
  Unrealized gain on foreign
    currency translation                                        0          442,000           442,000
                                                                                        ------------
  Total comprehensive loss                                                                (5,697,000)

Dividends ($.063 per share)                                     0                0          (451,000)
Issuance of stock under dividend
   reinvestment plan                                            0                0            23,000
Exercise of stock options, net of tax                           0                0           402,000
Fair value of stock
   released to ESOP, net of tax                         (1,097,00)               0           735,000
                                                      ----------------------------------------------

BALANCE,
   DECEMBER 31, 1999                                    3,580,000         (554,000)       40,413,000

Comprehensive loss:
  Net loss                                                      0                0       (24,593,000)
  Unrealized loss on foreign
    currency translation                                        0         (277,000)         (277,000)
                                                                                        ------------
  Total comprehensive loss                                                               (24,870,000)
Issuance of stock under dividend
   reinvestment plan                                            0                0             2,000
Fair value of stock
   released to ESOP, net of tax                        (1,193,000)               0           751,000
                                                      ----------------------------------------------

BALANCE,
   DECEMBER 31, 2000                                  $ 2,387,000        $(831,000)     $ 16,296,000
                                                      ==============================================

                 The accompanying notes are an integral part of
                         these consolidated statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------------------
                                                                        2000               1999               1998
                                                                     ------------       -----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $(24,593,000)      $(6,139,000)      $ (4,136,000)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Impairment charge                                                 1,379,000                 0                  0
      Depreciation and amortization                                     2,352,000         1,794,000          1,796,000
      Gain on sales of assets                                          (1,039,000)       (1,268,000)          (291,000)
      Provision for doubtful accounts and notes receivable              1,469,000           102,000            195,000
      Provision (credit) for deferred income taxes                      5,770,000        (2,962,000)          (552,000)
      Non-cash ESOP compensation                                          458,000           629,000          1,293,000
      Provision for deferred compensation                                 125,000           244,000            444,000
      (Increase) decrease in operating assets:
         Accounts and notes receivable                                  4,433,000        (2,194,000)          (837,000)
         Inventories                                                    1,573,000         6,369,000          4,372,000
         Refundable income taxes                                                0         1,696,000         (1,228,000)
         Prepaid expenses and other assets                                376,000           113,000            510,000
         Other noncurrent assets                                           39,000           (37,000)          (423,000)
      Increase (decrease) in operating liabilities:
         Accounts payable                                               1,549,000         2,110,000           (339,000)
         Accrued liabilities                                           (1,069,000)          513,000           (453,000)
         Other noncurrent liabilities                                    (395,000)         (363,000)          (338,000)
                                                                     ------------       -----------       ------------
            Net cash provided by (used in) operating activities        (7,573,000)          607,000             13,000
                                                                     ------------       -----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                (2,394,000)       (5,661,000)        (1,640,000)
   Proceeds from sales of assets                                        1,527,000         1,658,000            896,000
                                                                     ------------       -----------       ------------
      Net cash used in investing activities                              (867,000)       (4,003,000)          (744,000)
                                                                     ------------       -----------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds (repayments) on short-term borrowings                   7,621,000           754,000           (301,000)
   Principal payments on long-term debt                                (4,402,000)       (1,741,000)        (1,743,000)
   Purchase of treasury stock                                                   0                 0         (1,728,000)
   Exercise of stock options                                                    0           105,000            141,000
   Cash dividends paid                                                          0          (330,000)          (896,000)
                                                                     ------------       -----------       ------------
      Net cash provided by (used in) financing activities               3,219,000        (1,212,000)        (4,527,000)
                                                                     ------------       -----------       ------------
NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS                        (5,221,000)       (4,608,000)        (5,258,000)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     6,000             8,000            (81,000)
CASH AND SHORT-TERM INVESTMENTS AT THE BEGINNING
 OF THE YEAR                                                            5,218,000         9,818,000         15,157,000
                                                                     ------------       -----------       ------------
CASH AND SHORT-TERM INVESTMENTS AT THE END OF THE YEAR               $      3,000       $ 5,218,000       $  9,818,000
                                                                     ============       ===========       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid during the period for:
    Interest                                                         $    716,000       $   672,000       $    885,000
    Income taxes                                                     $          0       $    31,000       $     28,000

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

         As shown in the financial statements during the year ended December 31, 2000, the Company has incurred a net loss of $24,593,000. The Company has experienced significant losses during the previous two years, which losses could continue during 2001. The accompanying financial statements have been prepared on a going concern basis. See Note 14 to Notes to Consolidated Financial Statements. As explained in Note 5, the Company's credit line with its primary lender expired on January 1, 2001. The line was extended until May 15, 2001, to allow the Company time to finalize negotiations with a prospective new lender. There can be no assurance that any new credit arrangement will be finalized or further extensions granted beyond that date. Management of the Company currently believes that its existing cash and funds generated from operations, together with the Company's unused borrowing capacity under the Company's secured line of credit, will be sufficient to fund the Company's operating needs through May 15, 2001. However, there can be no assurance that the Company's liquidity position will not be adversely affected through May 15, 2001. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its existing credit line, as extended, to obtain additional financing or refinancing as may be required, and ultimately to re-establish profitable operations.

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

INVENTORIES

      During fiscal 2000, the Company changed its method of according for inventories from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method, whereby the LIFO reserve of $5.3 million was retroactively restated in the consolidated financial statements in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. Management believes the FIFO method provides a better measurement of inventory valuation and operating results. The impact on the Consolidated Statements of Operations was not material; therefore, the net impact on retained earnings of $3.3 million and deferred tax liabilities of $2.0 million was reflected for the earliest period presented. Inventory costs include material, labor and overhead, and the Company evaluates raw materials, purchase parts, work-in-process and finished goods to ensure that inventory is not recorded at amounts in excess of estimated net realizable value. Inherent in the estimates of net realizable value are management's estimates related to the Company's customer demand, product mix and salvage value. Certain inventories were reduced to estimated net realizable value in fiscal years 2000 and 1999 resulting in a reduction to pre-tax income of approximately $2,100,000 and $1,500,000, respectively. At December 31, 2000 and 1999, the reserve for excess and obsolete inventory was $1,820,000 and $1,872,000, respectively. An analysis of inventories at December 31, 2000 and 1999 follows:


                                                                      2000                 1999
                                                                  --------------------------------
Inventories valued at first-in, first-out ("FIFO") cost:
      Raw material and purchased parts                            $ 7,756,000          $ 7,262,000
      Work-in-process                                               2,129,000            3,418,000
      Finished goods                                                7,089,000            7,929,000
                                                                  --------------------------------
                                                                  $16,974,000          $18,609,000
                                                                  ================================

PROPERTY PLANT AND EQUIPMENT

         Property, plant and equipment are recorded at cost. The Company capitalizes certain costs of internal-use software. Depreciation is computed on the straight-line, declining balance and sum-of-the-years-digits methods over the estimated service lives of the depreciable assets (10-33 years for buildings and 3-10 years for machinery and equipment).

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

RESEARCH AND DEVELOPMENT

         Research and development expenses are charged against income in the period in which the expenses are incurred. Research and development expenses were $2.1 million, $2.4 million and $2.0 million in 2000, 1999 and 1998, respectively, which are included in general and administrative expenses in the Consolidated Statements of Operations.

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

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

         The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of its long-lived assets and intangibles may be impaired and not be recoverable. In performing this evaluation, the Company uses an estimate of the related cash flows expected to result from the use of the asset and its eventual disposition. When this evaluation indicates the asset has been impaired, the Company will measure such impairment based on the asset's fair value. During 2000, the Company recorded an impairment charge as explained in Note 11 to Notes to Consolidated Financial Statements.

ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company accounts for its stock options under the intrinsic value method and, accordingly, no compensation cost is recognized for options granted and the related option prices are equal to or greater than the market value of the Company's common stock at the date of grant.

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

A reconciliation of shares as the denominator of the basic EPS computation to the diluted EPS computation is as follows:

                                                          2000               1999               1998
                                                       ---------          ---------          ---------
Weighted average shares-basic, excluding ESOP
  and stock option effects                             5,654,357          5,426,323          5,279,713

Weighted average effect of ESOP shares
  committed to be released                             2,048,958          1,912,498          1,793,717
                                                       -----------------------------------------------
Weighted average number of common
  shares outstanding-basic and diluted                 7,703,315          7,338,821          7,073,430
                                                       ===============================================

         Options outstanding of 505,514, 525,014 and 765,973 for the years ended December 31, 2000, 1999 and 1998, respectively, were not included in the table above as they were not dilutive.

NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which delays the effective date of FASB Statement No.
133. This statement was adopted January 1, 2001 and did not have a material effect on the Company's consolidated financial statements.

     In July 2000, the Emerging Issues Task Force issued No. 00-10, Accounting for Shipping Handling Fees and Costs, ("EITF 00-10"), and concluded that amounts billed to a customer in a sale transaction related to shipping and handling (freight), if any, represent revenue to the vendor, and, therefore, should be classified as revenue. The Company implemented EITF 00-10 during the fourth quarter of 2000 and has restated all periods presented. Prior to adoption of EITF 00-10, the Company netted freight revenues with freight costs. Net freight costs were included as sales deductions, which when subtracted from gross sales, resulted in net sales. Freight revenues for 2000, 1999 and 1998 amounted to $470,000, $659,000 and $646,000, respectively. Freight costs for 2000, 1999 and
1998 amounted to $2,592,000, $2,902,000 and $2,768,000, respectively, and are included in cost of sales in the accompanying Consolidated Statements of Operations.

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

PRIOR YEAR RECLASSIFICATION

         Certain prior year amounts have been reclassified to conform with the current year's presentation.

3.       INCOME TAXES

         An analysis of the provision (credit) for income taxes for the years ended December 31, 2000, 1999, and 1998 follows:

                                                                    2000                    1999                    1998
                                                                -----------             -----------             -----------
Federal:
   Current                                                      $         0             $   209,000             $(1,141,000)
   Deferred                                                       4,905,000              (2,492,000)               (509,000)
                                                                -----------------------------------------------------------
                                                                  4,905,000              (2,283,000)             (1,650,000)
                                                                -----------------------------------------------------------
State/Provincial:
   Current                                                                0                 209,000                (100,000)
   Deferred                                                         865,000                (470,000)                (43,000)
                                                                -----------------------------------------------------------
                                                                    865,000                (261,000)               (143,000)
                                                                -----------------------------------------------------------
                                                                $ 5,770,000             $(2,544,000)            $(1,793,000)
                                                                ===========================================================

         The provision (credit) for income taxes differs from the amounts computed by applying the federal statutory rate due to the following:

                                                                      2000                    1999                 1998
                                                                 -------------            ------------         ------------
Tax provision (credit) at the federal statutory rate             $ (6,389,000)            $(2,952,000)         $(2,016,000)
State income taxes, net of federal income tax benefit                (865,000)               (172,000)             (94,000)
Increase in deferred tax valuation allowance                       12,349,000                 738,000              446,000
Impairment charge                                                     466,000                       0                    0
Other                                                                 209,000                (158,000)            (129,000)
                                                                 ---------------------------------------------------------
                                                                 $  5,770,000             $(2,544,000)         $(1,793,000)
                                                                 =========================================================


Temporary differences which create net deferred tax assets at December 31, 2000 and 1999 are as follows:

                                                                                      2000                     1999
                                                                                  ------------             -----------
   Net operating loss carryforwards                                               $ 12,417,000             $ 5,587,000
   Deferred compensation                                                               721,000                 822,000
   Reserve for excess and obsolete inventory                                           684,000                 683,000
   Inventory                                                                           633,000                 229,000
   Accrued product liability                                                           405,000                 422,000
   Accrued vacation                                                                    311,000                 290,000
   Accrued workers' compensation                                                       289,000                 274,000
   Accrued warranty                                                                    212,000                 253,000
   Accrued medical claims                                                              182,000                 257,000
   Other                                                                               543,000                 562,000
                                                                                  ------------------------------------
     Gross deferred tax assets                                                      16,397,000               9,379,000
                                                                                  ------------------------------------

   Inventory valuation (LIFO to FIFO)                                               (2,059,000)             (2,059,000)
   Depreciation                                                                       (805,000)               (624,000)
                                                                                  ------------------------------------
     Gross deferred tax liabilities                                                 (2,864,000)             (2,683,000)

   Net deferred tax assets before allowance                                         13,533,000               6,696,000
   Valuation allowance                                                             (13,533,000)             (1,184,000)
                                                                                  ------------------------------------
   Net deferred tax assets                                                        $          0             $ 5,512,000
                                                                                  ====================================


     The Company has net deferred tax assets resulting primarily from net operating loss ("NOL") carryforwards in United States jurisdictions of approximately $10,056,000 expiring in fiscal years 2019 and 2020, and NOL carryforwards in Canada of approximately $2,361,000 expiring in fiscal years 2001 through 2007.

         The Company establishes valuation allowances in accordance with SFAS No. 109, Accounting for Income Taxes, and will continually review the adequacy of the valuation allowance.

         In assessing the valuation allowance established at December 31, 1999, the Company recorded valuation allowances primarily related to the Canadian NOL carryforwards to a level where management believed it more likely than not that the remaining Canadian net deferred tax asset of approximately $954,000 will be realized primarily through future taxable income and available tax planning strategies. In addition, the U.S. net deferred tax assets were not reserved in fiscal 1999 as management expected to generate sufficient taxable income principally through the implementation of reasonable and prudent tax planning strategies. However, during 2000, the Company concluded that it should fully-reserve its net deferred tax assets as a result of continuing losses from operations and realization of the assets was not considered more likely than not.

4.       LONG-TERM DEBT

         The Company's long-term debt as of December 31, 2000 and 1999 is as follows:

                                                                         2000              1999
                                                                      ----------        ----------
Bank term loan (ESOP), variable rate, 8.51% and 8.11%
 at December 31, 2000 and 1999, respectively, secured
 by fixed assets of the Company                                       $2,387,000        $3,580,000
Bank term loan, repaid in 2000                                                 0         3,250,000
Capitalized lease obligations, interest rates ranging from
  5.90% to 13.00% at December 31, 2000 and 1999,
  secured by automotive and computer equipment                            74,000            34,000
                                                                      ----------------------------
                                                                       2,461,000         6,864,000
Less current maturities                                                2,461,000         4,458,000
                                                                      ----------------------------
                                                                      $        0        $2,406,000
                                                                      ============================

         In connection with the establishment of the ESOP, on January 7, 1993, the Company obtained a bank term loan amounting to $11,934,000 due over a ten-year period at a rate of 79.5% of prime plus 1.35%. Simultaneously, the Company entered into a separate interest rate swap agreement with the bank which carried a notional principal amount of $11,934,000 (which notional amount amortizes corresponding with the loan balance), on which the Company received payments based on a variable rate (6.76% at December 31, 1999) and made payments based on a fixed rate of 6.86%. This agreement was designed to fix the interest rate on the debt for seven years at 8.21%. The interest rate swap agreement matured on January 7, 2000. The bank term loan proceeds were loaned by the Company to the ESOP (see Notes 2 and 7), which utilized the funds together with a $54,000 cash contribution from the Company to purchase 3,489,115 shares of common stock from existing stockholders. The terms of the Company loan to the ESOP are substantially similar to the terms under the bank term loan. The Company is obligated to repay the bank term loan in semi-annual principal payments of $596,700 each and has pledged the fixed assets of the Company as collateral on the loan. The bank term loan also requires the Company to meet certain defined covenants and ratios (i.e., debt service coverage, working capital, and net worth) common to such agreements. The Company has not complied with certain debt compliance covenants in effect at December 31, 2000; however, the Company received waivers on the covenants through May 15, 2001. As a result, the debt is due on May 15, 2001 and has been classified as current maturities. See Notes 1, 5 and 14 to Notes to Consolidated Financial Statements.

         During 1996, in connection with the acquisition of the Canadian subsidiary, the Company obtained a $5,000,000 bank term loan which was utilized to refinance the subsidiary's debt. The bank term loan required semi-annual principal payments in the amount of $250,000 and was to mature on March 15, 2003. However, the Company retired the remaining principal amount outstanding of $3,250,000 in connection with the signing of the secured bank line of credit agreement discussed in Note 5.

5.          SHORT-TERM BORROWINGS

         Effective January 1, 2000, the Company entered into an amended bank line of credit agreement with its principal lender for up to a maximum of $10,000,000 which has been utilized to finance inventories, receivables and operations. As of December 31, 2000, the outstanding balance on the existing line of credit was $7,023,000 and $2,977,000 was available. See Note 14 to Notes to Consolidated Financial Statements. The line of credit is secured by the receivables and inventory of the Company (exclusive of the receivables and inventory of Hunter). Interest on the line of credit is payable monthly at a variable rate based on the 30-day London Interbank Offered Rate ("LIBOR") plus 1.25%. On March 16, 2001, the Company announced that it is in negotiations with a prospective lender for a new asset-based, secured line of credit to replace its existing credit facility, including its $10,000,000 line. The existing credit line, originally due on January 1, 2001, and ESOP loan payments have been extended through May 15, 2001 by the current bank lender in order to give the Company time to finalize negotiations with the proposed new lender. There can be no assurance, however, that any new credit arrangement will be finalized or further extensions granted beyond May 15, 2001.

         During 2000, the maximum and average amounts of borrowings outstanding under the existing line of credit were $8,093,000 and $4,234,000, respectively, and the weighted average interest rate on these borrowings was 7.9%. During 1999, there were no borrowings under the line of credit.

         During 1998, Hunter established a bank line of credit with a Canadian financial institution. During the third quarter of 2000, the Company, Hunter and the Canadian financial institution agreed to and began operating under amended terms with respect to the line of credit and are currently completing the documentation reflecting such agreements. The credit agreement, as amended, provides for borrowings up to approximately $1,500,000. The credit line is subject to an annual renewal on April 1 each year. The line of credit is secured by Hunter's receivables, inventory, building and equipment. Interest on the line of credit is payable monthly at a variable rate equivalent to the financial institution's prime lending rate plus 1.0%, which at December 31, 2000 was 8.5%. As of December 31, 2000, the outstanding balance of the line of credit was $1,334,000 and $166,000 was available. See Note 14 to Notes to Consolidated Financial Statements. The Canadian financial institution met with management at Hunter and requested that the institution's appointed consultants review the operations and projections of Hunter for the purpose of advising the institution whether or not to renew the credit agreement. As of April 2, 2001, the review is underway with results pending. During 2000, the maximum and average amounts of borrowings outstanding under the line of credit were $1,500,000 and $955,000, respectively, and the weighted average interest rate on these borrowings was 8.0%. During 1999, the maximum and average amounts of borrowings outstanding under the line of credit were $1,225,000 and $613,000, respectively, and the weighted average interest rate on these borrowings was 6.69%.

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

7.       EMPLOYEE BENEFIT AND COMPENSATION PLANS

         EMPLOYEE AND DIRECTOR STOCK OPTION PLANS

         In 1988, the Company adopted the 1988 Stock Option Plan for certain key management personnel. Options granted under the 1988 plan were issued at a total purchase price determined by the Board of Directors, to be satisfied 50% in cash upon exercise of the options and 50% in previously earned but unpaid compensation accrued. The previously earned but unpaid compensation accrued represents compensation utilized to reduce the cash exercise price of the option at the date of grant. The difference in the total purchase price of the options and the estimated fair value of the common stock at the date of grant was not material to the Company's consolidated financial statements. Options granted under the 1988 plan are exercisable over a ten-year period beginning one year after the date of grant. At December 31, 2000, there were no options available for grant under this plan.

         In 1994, the Company adopted the 1994 Stock Option Plan for certain officers, directors, and key management employees of the Company. Options granted under the 1994 plan were issued at prices which approximated the fair value of the common stock and are exercisable over a ten-year period beginning one year after the date of grant, with the exception of one grant during 1998 of 50,000 options which is exercisable two years after the date of grant, one grant during 1999 of 30,000 options which is exercisable three years from the date of employment for a certain officer (November 2, 2001) and two grants during 2000 of 86,000 options and 45,500 options of which one-half of each grant is exercisable two years after the date of grant. Total options issuable under this plan amount to 525,000, of which 284,927, 94,566 and 168,830 were granted in 2000, 1999 and 1998, respectively. At December 31, 2000, there were 161,554 options available for grant under this plan.

         During 1994, the Company adopted a stock option agreement with a former director and consultant whereby options for 7,000 shares were granted at prices which approximated the fair value of the common stock. These options are exercisable over a ten-year period beginning one year after the date of grant.

         During 1996, the Company adopted the 1996 Non-Employee Directors Stock Option and Deferred Compensation Plan whereby directors may elect to receive stock options in lieu of directors' fees. Further, directors may elect to defer all or any portion of the directors' fees in accordance with the terms of the 1996 plan. Options granted under the 1996 plan were issued at prices which approximated the fair value of the common stock and are exercisable over a ten-year period beginning one year after the date of grant. Total options issuable under this plan amount to 100,000, of which no options, no options and 40,765 were granted in 2000, 1999 and 1998, respectively. At December 31, 2000, there were 3,852 options available for grant under this plan.

         The Company accounts for these plans utilizing the intrinsic value method, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the following pro forma amounts:



                                                                2000                   1999                  1998
                                                          ----------------       ---------------        ---------------

Net loss:
   As reported                                            $    (24,593,000)      $    (6,139,000)       $    (4,136,000)
   Pro forma                                              $    (24,708,000)      $    (6,292,000)       $    (4,394,000)

Net loss per share:
   As reported - diluted                                  $          (3.19)      $         (0.84)       $         (0.58)
   Pro forma - diluted                                    $          (3.21)      $         (0.86)       $         (0.62)




            Information with respect to stock options is summarized as follows:

                                                            2000                     1999                     1998
                                                     ------------------       -------------------      -------------------
                                                     Shares    Wtd. Avg.      Shares    Wtd. Avg.      Shares    Wtd. Avg.
                                                     (000)     Ex Price       (000)     Ex Price       (000)     Ex Price
                                                     ------    --------       ------    ---------      ------    ---------

Outstanding at beginning of year                      525       $4.89          766       $5.00           788       $4.31
Granted                                               285        1.69           95        3.07           210        4.85
Exercised                                               0        0.00         (133)       1.57          (189)       1.50
Forfeited                                            (305)       3.92         (203)       6.70           (43)       6.73
                                                    --------------------------------------------------------------------
Outstanding at end of year                            505       $3.64          525       $4.89           766       $5.00
                                                    --------------------------------------------------------------------
Exercisable at end of year                            299       $4.99          380       $5.29           556       $5.05
                                                    --------------------------------------------------------------------
Weighted average fair value of options
  granted                                           $1.29                    $1.34                     $1.76



         The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: risk-free interest rates of 6.20, 5.41 and 6.10 percent; expected dividend yields of zero, zero and 1.8 percent; expected lives of six years; expected volatility of 105 percent, 50 percent and 49 percent.

         Of the 505,514 options outstanding at December 31, 2000, 282,286 have a range of exercise prices between $1.38 and $2.69 with a weighted average exercise price of $1.77 and a weighted average remaining contractual life of nine years. Of these options, 75,859 are exercisable. Of the options outstanding at December 31, 2000, 141,833 have a range of exercise prices between $4.00 and $6.00 with a weighted average exercise price of $5.30 and a weighted average remaining contractual life of seven years. All of these options are exercisable. The remaining 81,395 options outstanding at December 31, 2000 have a range of exercise prices from $6.38 to $9.50 with a weighted average exercise price of $7.31 and a weighted average remaining contractual life of six years. All of these options are exercisable.

         During 2000, 1999 and 1998, the Company recognized tax benefits related to the exercise of stock options in the amount of $0, $193,000, and $215,000, respectively. The tax benefits were credited to paid-in capital in the respective years. No stock options were exercised during 2000.

         EMPLOYEE STOCK OWNERSHIP PLAN

         The Company maintains an ESOP which is available to substantially all employees who meet certain age and service requirements. The Company's Board of Directors serves as the ESOP's Administrative Committee and thereby directs the actions of the trustees of the ESOP, two of which are executive officers of the Company, and one of which is an employee of the Company.

         On January 7, 1993, the ESOP received a loan from the Company in the amount of $11,934,000 under substantially similar terms as the Company's bank term loan discussed in Note 4. The ESOP utilized the funds together with a $54,000 initial cash contribution from the Company to purchase 3,489,115 shares of Company common stock from existing stockholders. The ESOP has pledged the common stock purchased as security on the loan from the Company. The outstanding balance due on the loan, which is reflected as unearned compensation in the accompanying consolidated balance sheets, as of December 31, 2000, and 1999 was $2,387,000 and $3,580,000, respectively. Company contributions are made to the ESOP in such amounts as determined by the Company's Board of Directors; however, the Company's contributions must be sufficient to cover principal and interest on the loan to the ESOP.

         During the years ended December 31, 2000, 1999 and 1998, the Company recognized interest expense related to the ESOP debt of $265,000, $392,000 and $484,000, respectively. Non-cash ESOP compensation expense recognized by the Company during the years ended December 31, 2000, 1999 and 1998, which was based on the average fair value of the shares committed to be released as compensation, amounted to $458,000, $629,000 and $1,293,000, respectively. Additionally, the fair value of shares released in payment of dividends on allocated shares amounted to $0, $51,000 and $240,000 in 2000, 1999 and 1998, respectively.

         The difference in the average fair value and the original cost of shares committed to be released as compensation or dividends on allocated shares, net of income taxes, if applicable, was (charged) credited to paid-in capital during the years ended December 31, 2000, 1999 and 1998 and amounted to ($442,000), ($362,000) and $334,000, respectively.

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

         During 2000, 1999 and 1998, phantom shares of the Company's common stock totaling 0, 6,329 and 7,213, respectively, were allocated to participant accounts. Compensation expense equal to the fair value of phantom shares granted is accrued annually together with any change in the fair value of shares previously allocated and resulted in credits to the consolidated statements of operations in 2000, 1999 and 1998 in the amount of $103,000, $91,000 and $197,000, respectively.

         PROFIT-SHARING PLAN

         The Company maintains a profit-sharing plan covering substantially all employees. Contributions to the plan are at the discretion of the Board of Directors. As a result of the adoption of the ESOP in 1993, no contributions have been made to the plan since 1992.

         As part of the profit-sharing plan, the Company offers a savings retirement provision under Section 401(k) of the Internal Revenue Code to substantially all of its employees. Under these provisions, employees may contribute up to 8% of their total compensation to the plan. The Company makes matching contributions up to a maximum of 1% of the employee's compensation, as defined, which amounted to $75,000, $69,000 and $75,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         DEFERRED COMPENSATION PLAN

         The Company maintains a supplemental income plan for certain current or retired employees. The Plan provides for 120 monthly payments starting at age 65 equal to 40% of the employee's regular compensation, as defined. The Company is accruing the net present value of the estimated benefits from the dates of the agreements to the estimated retirement dates. As part of this program, the Company purchased life insurance on the participants to utilize in funding these obligations. Deferred compensation expense recognized by the Company in the years ended December 31, 2000, 1999 and 1998 amounted to $125,000, $244,000 and $444,000, respectively.

         SALARY CONTINUATION (TERMINATION) BENEFITS

         In 1998, the Company entered into certain salary continuation agreements with certain key employees which provide for termination benefits to be paid to these employees. The termination benefits are payable only in the event employment with the Company is terminated for any reason other than death, permanent disability, voluntary termination or for cause. The period covered by the agreements extended through December 31, 1999, with the exception of two agreements which extended through July 11, 2000 and December 31, 2000, respectively. Due to the termination of one participant during 1999, the Company paid $54,000 in salary continuation and accrued $53,000 as compensation to be paid during 2000. Due to the termination of the remaining participant during 2000, the Company paid $131,000 in salary continuation and accrued $94,000 as compensation to be paid during 2001.

         DIVIDEND REINVESTMENT PLAN ("DRIP")

         The DRIP was adopted by the Company in 1997 to provide holders of common stock with an opportunity to invest cash dividends in shares of common stock and optional cash payments for additional shares of common stock without payment of any brokerage, commission or service charge. During fiscal year 2000, 1999 and 1998, 1,748, 11,004 and 3,304 shares, respectively, of common stock were issued in connection with this plan.

8.       FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL
         INSTRUMENTS

         SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires all businesses to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Based upon their remaining term to maturity and the current interest environment, the estimated fair values of the Company's financial instruments on the balance sheet at December 31, 2000 and 1999 approximate their carrying values at those dates.

         As of December 31, 2000 and as discussed in Note 4, the Company is no longer a party to an interest rate swap, an off-balance-sheet, derivative financial instrument.

9.       COMMITMENTS AND CONTINGENCIES

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

         During 1998, the Company effected a settlement with all but two of the former shareholders, and a contingent settlement with these two. Pursuant to the settlement, the Company has received approximately $315,000 (including interest) of funds held in escrow, an additional payment of $32,000, and cancellation of promissory notes and accrued interest totaling approximately $364,000. Consequently, during the fourth quarter of 1998, the Company recorded a gain on settlement of litigation of $422,000, which is included in interest and other income in the 1998 Consolidated Statements of Operations. The contingent settlement with the two former shareholders will result (if the contingency is satisfied and that portion of the settlement effectuated) in receipt by the Company of an additional $106,000 (including interest), and cancellation of notes and accrued interest totaling approximately $234,000.

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

         LEASES

         The Company had financing lease obligations for a portion of its manufacturing facilities and its central office building. These obligations were classified as financing leases as they contained bargain purchase options which the Company intends to exercise. Although the Company satisfied the financing lease obligations in a prior year, the bargain purchase options had not been exercised as of December 31, 2000. A summary of the asset balances of the leased facilities follows:

                                                                   2000                  1999
                                                               ------------          ------------
Class of property:
        Land                                                   $    192,000          $    192,000
        Buildings and machinery                                   2,223,000             2,223,000
                                                               ------------          ------------
                                                                  2,415,000             2,415,000
        Less accumulated depreciation                             1,702,000             1,655,000
                                                               ------------          ------------
                                                               $    713,000          $    760,000
                                                               ============          ============

         In addition, the Company has various items of machinery and equipment under operating leases that expire during the next one to six years or are on month-to-month rental terms. Rent expense under all operating leases amounted to $655,000, $552,000 and $376,000 in the years ended December 31, 2000, 1999 and
1998, respectively.

         The following is a schedule of future minimum rental payments by year under operating leases having initial or remaining noncancelable lease terms in excess of one year as of December 31, 2000:

2001                                      $   372,000
2002                                          236,000
2003                                          145,000
2004                                          119,000
2005                                           42,000
Thereafter                                     24,000
                                          -----------

                                          $   938,000
                                          ===========

10.         SALE OF CERTAIN ASSETS

         During the fourth quarter of 2000, the Company sold its Washington Park, Illinois manufacturing plant and certain equipment. The Company recorded a gain on sale of $392,000, which is included in gain on sales of assets in the Consolidated Statements of Operations. In connection with this sale, the Company received total proceeds of $407,000.

         During the second quarter of 2000, the Company sold its Huntsville, Alabama manufacturing plant and certain equipment. The Company recorded a gain on sale of $637,000, which is included in gain on sales of assets in the Consolidated Statements of Operations. In connection with this sale, the Company received total proceeds of $953,000.

         During the first quarter of 2000, the Company sold certain undeveloped land and rental property and recorded a gain on sale of $75,000, which is included in gain on sales of assets in the Consolidated Statements of Operations. In connection with this sale, the Company received total proceeds of $124,000.

         On March 31, 1999, the Company completed the sale of all of the assets of its Ashley solid fuel division. The Company recorded a gain on the sale of the Ashley division of $1,167,000 which is included in gain on sales of assets in the Consolidated Statements of Operations. In connection with this sale, the Company received cash of $1,100,000 and accepted notes receivable totaling approximately $1,100,000. The notes bear interest at 7% and are due in installments through the end of 2001. The Company is holding common stock as collateral and also obtained a personal guarantee from the buyer. Of the $732,000 note receivable remaining at December 31, 2001, the Company received payment of

$233,000 in January 2001. The payment received was short of the scheduled amount by $103,000, which remains in dispute. The remaining scheduled payment of $396,000 is due on December 30, 2001.

11.      IMPAIRMENT CHARGE

         The Company accounts for its long-lived assets in accordance with SFAS No. 121. Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company reviews for impairment of long-lived assets and goodwill related to those assets to be held and used in the business whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 2000, the Company recorded an impairment charge of $1,400,000, which reduced the carrying amount of goodwill associated with the acquisition of Hunter by $1,207,000 and property, plant and equipment at the Sheffield, Alabama facility by $172,000.

12.      RESTRUCTURING COSTS

         As part of the continuing effort to reduce operating costs and improve manufacturing efficiencies, the Company made the decision to close its Washington Park, Illinois facility in fiscal 1998. The Company initiated the closing and the transfer of the gas grill, gas log and freestanding vent-free stove production into the Athens, Alabama and Huntsville, Alabama locations during the second quarter of 1998. The Company recorded a restructure charge of $615,000, before tax, in connection with the closing. The restructure charge includes plant closing costs of $590,000 (primarily payroll, severance and payroll taxes of $234,000 and group insurance of $255,000) and a property, plant and equipment valuation charge of $25,000. During 1999, the Company increased the reserve by $89,000, primarily due to higher than originally anticipated expenses such as legal fees and group insurance. The estimated reserve remaining as of December 31, 2000 was $44,000.

         On December 9, 1999, the Company announced the closing and consolidation of its Huntsville, Alabama manufacturing facility. The Company transferred the production of gas heating products to the Athens, Alabama and Orillia, Ontario, Canada plants, and transferred the production of gas logs and NuWay utility trailers to the Sheffield, Alabama plant during the first two quarters of 2000. The Company transferred the production of gas logs and utility trailers from Sheffield to Athens and Orillia, respectively, during the fourth quarter of 2000. The Company recorded a restructure charge of $400,000, before tax, in connection with the closing. The restructure charge includes employee termination costs of $125,000 and other exit costs of $275,000 (primarily payroll and benefits of $69,000 and group insurance of $159,000). During fiscal 2000, the Company recorded a restructure credit of $100,000. This credit represents a reduction of the reserve based on the Company's analysis that the original reserve for group insurance claims should be reduced based on a lower-than-anticipated number of terminated employees participating in the Company's self-insured insurance plan. The estimated reserve remaining as of December 31, 2000 was $0.

13.      INDUSTRY SEGMENT INFORMATION

         Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, certain information is disclosed for the two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company's significant sales segments. The home heating segment products include vented and vent-free gas heaters and furnaces, wood-, gas- and coal-burning free standing heaters and fireplace inserts, pre-engineered gas- and wood-burning fireplaces and gas logs. The leisure and other segment products include premium gas barbecue grills and utility trailer kits. The accounting policies for each segment are the same as those used by the Company as described in Note 2 -- Summary of Significant Accounting Policies. The Company evaluates performance based on gross sales and gross margin. As such, the Company does not allocate other items of income or expense to the reportable operating segments. The results for the two reportable segments of the Company are included in the following table. The format of the segment information table has been changed from formats previously presented to more accurately depict management's analyses of its segments in fiscal 2000.

                                                                            YEAR ENDED DECEMBER 31,
                                                               2000                   1999                   1998
                                                          --------------         --------------         --------------

Gross sales:
   Home heating products                                  $   43,046,000         $   66,799,000         $   64,937,000
   Leisure and other products                                 21,019,000             22,972,000             22,780,000
                                                          --------------         --------------         --------------
                                                          $   64,065,000         $   89,771,000         $   87,717,000
                                                          ==============         ==============         ==============

Reconciliation to net sales:
   Gross sales                                            $   64,065,000         $   89,771,000         $   87,717,000
   Freight revenue                                               470,000                659,000                646,000
   Discounts and royalties                                      (855,000)            (1,193,000)              (925,000)
                                                          --------------         --------------         --------------
   Net sales                                              $   63,680,000         $   89,237,000         $   87,438,000
                                                          ==============         ==============         ==============

Gross margin:
   Home heating products                                  $   15,474,000         $   22,631,000         $   26,101,000
   Leisure and other products                                  7,753,000              7,992,000              8,564,000
                                                          --------------         --------------         --------------
                                                          $   23,227,000         $   30,623,000         $   34,665,000
                                                          ==============         ==============         ==============
Reconciliation to gross profit:
   Gross margin                                           $   23,227,000         $   30,623,000         $   34,665,000
   Freight revenue                                               470,000                659,000                646,000
   Discounts and royalties                                      (855,000)            (1,193,000)              (925,000)
   Fixed costs, variances, reserves and other                (21,791,000)           (21,593,000)           (22,551,000)
                                                          --------------         --------------         --------------

Gross profit                                              $    1,051,000         $    8,496,000         $   11,835,000
                                                          ==============         ==============         ==============

Identifiable net assets (1):
   Home heating products                                  $   18,898,000         $   21,587,000         $   27,194,000
   Leisure and other products                                  6,480,000              6,621,000              6,869,000
   Other (2)                                                   4,500,000              3,980,000              1,681,000
                                                          --------------         --------------         --------------
                                                          $   29,878,000         $   32,188,000         $   35,744,000
                                                          ==============         ==============         ==============
Depreciation and amortization:
   Home heating products                                  $    1,071,000         $    1,083,000         $    1,190,000
   Leisure and other products                                    398,000                301,000                259,000
   Other (2)                                                     883,000                410,000                347,000
                                                          --------------         --------------         --------------
                                                          $    2,352,000         $    1,794,000         $    1,796,000
                                                          ==============         ==============         ==============
Capital expenditures:
   Home heating products                                  $      706,000         $    2,420,000         $    1,033,000
   Leisure and other products                                    222,000                674,000                117,000
   Other (2)                                                   1,466,000              2,567,000                490,000
                                                          --------------         --------------         --------------
                                                          $    2,394,000         $    5,661,000         $    1,640,000
                                                          ==============         ==============         ==============

- ---------------


(1) Represents Property, Plant and Equipment and Inventory (each net of respective reserves).
(2)   Represents amounts attributable to the Company's corporate administration.

The Company also reports revenues from customers and holds assets in different geographic areas as illustrated in the following table.

                                                                            YEAR ENDED DECEMBER 31,
                                                               2000                  1999                    1998
                                                          --------------         --------------         --------------

GROSS SALES(1):
   United States                                          $   58,132,000         $   83,235,000         $   82,608,000
   Canada                                                      8,429,000              7,437,000              7,368,000
   Elimination of intersegment net sales                      (2,496,000)              (901,000)            (2,259,000)
                                                          --------------         --------------         --------------
                                                          $   64,065,000         $   89,771,000         $   87,717,000
                                                          ==============         ==============         ==============

LONG-LIVED ASSETS:
   United States                                          $   10,447,000         $   10,997,000         $    7,322,000
   Canada (2)                                                  2,940,000              4,409,000              4,455,000
                                                          --------------         --------------         --------------
                                                          $   13,387,000         $   15,406,000         $   11,777,000
                                                          ==============         ==============         ==============



(1) Net sales are attributed to countries based primarily on the location of the external customers.
(2) Decrease primarily related to impairment charge discussed in Note 11 to Notes to Consolidated Financial Statements.

14.     GOING CONCERN MATTERS


         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the year ended December 31, 2000, the Company incurred a net loss of $24,593,000. The Company also has short- term borrowings of $8,519,000 as of December 31, 2000. Of the balance, $7,023,000 is payable to the Company's primary lender under a bank line of credit agreement for up to a maximum of $10,000,000. The line of credit agreement expired on January 1, 2001. However, on March 16, 2001, the Company announced that the credit line and the ESOP term loan payments have been extended through May 15, 2001 by the current bank lender in order to give the Company time to finalize negotiations with a prospective lender for a new asset-based, secured line of credit. There can be no assurance, however, that any new credit arrangement will be finalized or further extensions granted beyond May 15, 2001.

         The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its existing credit line agreement, as extended, to obtain additional financing or refinancing as may be required, and ultimately to re-establish profitable operations.

         Although the Company incurred a substantial net loss in fiscal 2000, management began implementing and focusing on strategies to return the Company to profitability. During 2000, payroll expenses were reduced approximately $10,000,000 (on an annualized basis). The Company's manufacturing facilities were consolidated into a single US factory and its Canadian factory. The significant production variances experienced during fiscal 2000 have been, and continue to be, addressed. The Company intends to continue reducing production scrap to acceptable minimal levels. Further, the Company intends to demonstrate to its customers that the Company will return to its historic position of being a reliable supplier by shipping quality products in a timely manner. Overall, the Company's operations have been, and will continue to be, restructured so that costs are in line with the expected level of sales.

                                                                       EXHIBIT S
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Martin Industries, Inc.:


         We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of MARTIN INDUSTRIES, INC. included in this Form 10-K and have issued our report thereon dated March 2, 2001 (except with respect to the matters explained in Notes 11 and 14, as to which the date is March 27, 2001). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As explained in Note 14 to the consolidated financial statements, the Company has suffered recurring losses from operations and its existing line of credit is due on May 15, 2001, which raises substantial doubt about its ability continue as a going concern. Management's plans in regard to these matters are also explained in Note 14. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                        ARTHUR ANDERSEN LLP


Birmingham, Alabama
March 2, 2001

                                                                     SCHEDULE II


                             MARTIN INDUSTRIES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000


                                                                              Charged/
                                                          Balance at          (Credited)        (Deductions)/
                                                          Beginning           to Costs           Recoveries          Balance at
                                                           of Year          and Expenses            Net              End of Year
                                                          ----------        ------------        -----------         ------------

FOR THE YEAR ENDED DECEMBER 31, 1998:
Allowance for doubtful accounts                           $  432,000        $    195,000        $         0         $    627,000

FOR THE YEAR ENDED DECEMBER 31, 1999:
Allowance for doubtful accounts                           $  627,000        $    102,000        $  (125,000)        $    604,000

FOR THE YEAR ENDED DECEMBER 31, 2000:
Allowance for doubtful accounts                           $  604,000        $  1,469,000        $  (604,000)        $  1,469,000

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MARTIN INDUSTRIES, INC.

                                   By:             /s/ JOHN L. DUNCAN
                                       ----------------------------------------
                                                     John L. Duncan
                                          President and Chief Executive Officer

Date: April 2, 2001

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

      Signature                                                 Title                                            Date
      ---------                                                 -----                                            ----

      /s/ JOHN L. DUNCAN                                President, Chief Executive                            April 2, 2001
- -------------------------------------                      Officer and Director
        John L. Duncan                                 (Principal Executive Officer)


      /s/ JAMES W. TRUITT                           Vice President and Chief Financial                        April 2, 2001
- -------------------------------------                      Officer and Secretary
        James W. Truitt                              (Principal Financial Officer and
                                                       Principal Accounting Officer)


  /s/ WILLIAM H. MARTIN, III*                                    Director                                     April 2, 2001
- -------------------------------------
    William H. Martin, III


     /s/ WILLIAM D. BIGGS*                                       Director                                     April 2, 2001
- -------------------------------------
       William D. Biggs


    /s/ JIM D. CAUDLE, SR.*                                      Director                                     April 2, 2001
- -------------------------------------
      Jim D. Caudle, Sr.


      /s/ BILL G. HUGHEY*                                        Director                                     April 2, 2001
- -------------------------------------
        Bill G. Hughey


    /S/ CHARLES R. MARTIN*                                       Director                                     April 2, 2001
- -------------------------------------
       Charles R. Martin


     /s/ JAMES J. TANOUS*                                        Director                                     April 2, 2001
- -------------------------------------
        James J. Tanous


    *By /s/ JAMES W. TRUITT                                                                                   April 2, 2001
- -------------------------------------
        James W. Truitt
       Attorney-In-Fact

                                INDEX TO EXHIBITS

                                                                                                                         Sequential
Exhibit                                                                                                                     Page
Number                                                Description of Exhibits                                              Number
- ------                                                -----------------------                                            ----------

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

*           10(z)            Salary Continuation Letter Agreement dated November 2, 1998 between Martin
                             Industries, Inc. and Robert L. Goucher which was filed as Exhibit 10(dd) to the
                             Company's Annual Report on Form 10-K as filed with the Commission on March
                             31, 1999 (Commission File No. 0-26228).

*           10(aa)           Employment Agreement with Robert L. Goucher dated as of November 2, 1998 which was filed as Exhibit 10(gg) to the Company's Annual Report on Form 10-K
                             as filed with the Commission on March 31, 1999 (Commission File No. 0-26228).

*           10(bb)           Operating Credit Line Agreement by and between Hunter Technology Inc. and
                             Canadian Imperial Bank of Commerce dated October 21, 1998 for a credit limit of
                             $2,250,000 (Canadian) which was filed as Exhibit 10(a) to the Company's Quarterly
                             Report on Form 10-Q for the 39-week period ended October 2, 1999 (Commission
                             File No. 0-26228).

*           10(cc)           Fourth Amendment to Loan Agreement and Other Loan Documents by and between Martin
                             Industries, Inc. and AmSouth Bank dated as of January 1, 2000 which was filed as Exhibit
                             10(jj) to the Company's Annual Report on Form 10-K as filed with the Commission on March
                             31, 2000 (Commission File No. 0-26228).

*           10(dd)           Security Agreement by and between Martin Industries, Inc. and AmSouth Bank dated March
                             22, 2000 which was filed as Exhibit 10(kk) to the Company's Annual Report on Form 10-K
                             as filed with the Commission on March 31, 2000 (Commission File No. 0-26228).

*           10(ee)           Modified, Amended and Restated Line of Credit Note by and between Martin Industries, Inc., as Borrower, and AmSouth Bank, as Lender, dated as of January 1, 2000 which was filed as Exhibit 10(ll) to the Company's Annual Report on Form 10-K as filed with the
                             Commission on March 31, 2000 (Commission File No. 0-26228).

*           10(ff)           Form of Stock Appreciation Rights Agreement dated January 3, 2000 by and between
                             Martin Industries, Inc. and each corporate officer which was filed as Exhibit 10(a)
                             to the Company's Quarterly Report on Form 10-Q for the 13-week period ended
                             April 1, 2000 (Commission File No. 0-26228).

*           10(gg)           Form of Retention and Termination Agreement dated April 7, 2000 by and between
                             Martin Industries, Inc. and each corporate officer which was filed as Exhibit 10(b)
                             to the Company's Quarterly Report on Form 10-Q for the 13-week period ended
                             April 1, 2000 (Commission File No. 0-26228).

10(hh)                       Letter agreement of AmSouth Bank dated December 29, 2000.

10(ii)                       Letter agreement of AmSouth Bank dated January 31, 2001.

10(jj)                       Letter agreement of AmSouth Bank dated March 15, 2001.

18                           Letter of Independent Accountants Regarding Change in Accounting Method.

21                           Subsidiaries of the Company.

23                           Consent of Arthur Andersen LLP.

24                           Powers of Attorney.


- --------

*  Incorporated by reference.