Form 10-Q
period 2001-03-31
MARTIN INDUSTRIES INC /DE/
filed 2001-05-15
CIK 942143

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR 13-WEEK PERIOD ENDED MARCH 31, 2001    COMMISSION FILE NO. 0-26228

                             MARTIN INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                 63-0133054
               --------                                 ----------
    (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

       301 EAST TENNESSEE STREET
           FLORENCE, ALABAMA                               35630
           -----------------                               -----
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

                    8,572,797 SHARES OF COMMON STOCK, $0.01
                         PAR VALUE, AS OF MAY 11, 2001

                             MARTIN INDUSTRIES, INC.

                                      INDEX

                                                                                 PAGE
                                                                                 ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Unaudited Condensed Consolidated Balance Sheets as of
                  March 31, 2001 and December 31, 2000                             2

                  Unaudited Condensed Consolidated Statements of
                  Operations and Comprehensive Loss for the 13-Week
                  Periods Ended March 31, 2001 and April 1, 2000                   4

                  Unaudited Condensed Consolidated Statements of
                  Cash Flows for the 13-Week Periods Ended
                  March 31, 2001 and April 1, 2000                                 5

                  Notes to Condensed Consolidated Financial Statements             6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                             13

         Item 3.  Quantitative and Qualitative Disclosure About
                  Market Risk                                                     20

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                21

PART 1  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             MARTIN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS

                                                                              March 31,       December 31,
                                                                                2001              2000
                                                                            ------------      ------------

Current assets:
   Cash and short-term investments                                          $      5,000      $      3,000
   Accounts and notes receivable, less allowance for
      doubtful accounts of $1,581,000 and $1,634,000 respectively             11,123,000         8,365,000
   Inventories                                                                16,901,000        16,974,000
   Prepaid expenses and other assets                                           1,023,000           800,000
                                                                            ------------      ------------

      Total current assets                                                    29,052,000        26,142,000
                                                                            ------------      ------------

   Property, plant and equipment, net                                         12,283,000        12,904,000
   Goodwill, net of accumulated amortization of
      $246,000 and $246,000, respectively                                        447,000           483,000
   Cash value of life insurance                                                1,667,000         1,638,000
   Other                                                                         183,000           341,000
                                                                            ------------      ------------

                                                                               2,297,000         2,462,000
                                                                            ------------      ------------

      Total assets                                                          $ 43,632,000      $ 41,508,000
                                                                            ============      ============

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                             MARTIN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    March 31,       December 31,
                                                                      2001              2000
                                                                  ------------      ------------

LIABILITIES
   Current Liabilities:
     Short-term borrowings                                        $ 11,130,000      $  8,519,000
     Current portion of long-term debt                               2,455,000         2,461,000
     Accounts payable                                                9,399,000         6,833,000
     Accrued liabilities:
      Payroll and employee benefits                                  2,091,000         2,135,000
      Product liability                                              1,064,000         1,076,000
      Warranty                                                         693,000           707,000
      Workers' compensation                                            774,000           777,000
      Restructuring costs                                               35,000            44,000
      Other                                                            687,000           743,000
                                                                  ------------      ------------

        Total current liabilities                                   28,328,000        23,295,000
                                                                  ------------      ------------

   Deferred compensation                                             1,870,000         1,917,000
                                                                  ------------      ------------

        Total liabilities                                           30,198,000        25,212,000
                                                                  ------------      ------------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 1,000,000 shares
      authorized; no shares issued and outstanding                           0                 0
   Common stock, $.01 par value; 20,000,000 shares
      authorized; 9,764,942 shares issued at March 31,
      2001 and 9,764,802 at December 31, 2000                           98,000            98,000
   Paid-in capital                                                  26,566,000        26,801,000
   Accumulated deficit                                              (6,305,000)       (3,596,000)
   Accumulated other comprehensive loss                             (1,048,000)         (831,000)
                                                                  ------------      ------------

                                                                    19,311,000        22,472,000
   Less:
   Treasury stock at cost (1,192,145 shares at
      March 31, 2001 and at December 31, 2000)                       3,789,000         3,789,000
   Unearned compensation                                             2,088,000         2,387,000
                                                                  ------------      ------------

        Total stockholders' equity                                  13,434,000        16,296,000
                                                                  ------------      ------------

        Total liabilities and stockholders' equity                $ 43,632,000      $ 41,508,000
                                                                  ============      ============

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                             MARTIN INDUSTRIES, INC.
                        CONDENSED CONSOLIDATED STATEMENTS
                      OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                 13-WEEK
                                                               PERIOD ENDED
                                                        ------------------------------
                                                          MARCH 31,         APRIL 1,
                                                            2001              2000
                                                        ------------      ------------

NET SALES                                               $ 15,266,000      $ 22,635,000

Cost of sales                                             14,021,000        19,695,000
                                                        ------------      ------------

GROSS PROFIT                                               1,245,000         2,940,000
                                                        ------------      ------------

Operating expenses:
   Selling                                                 2,044,000         2,766,000
   General and administrative                              1,578,000         2,121,000
   Non-cash ESOP compensation                                 63,000           130,000
   Restructure credit                                              0          (100,000)
                                                        ------------      ------------

                                                           3,685,000         4,917,000
                                                        ------------      ------------

OPERATING LOSS                                            (2,440,000)       (1,977,000)

Gain on sales of assets                                            0           (75,000)
Interest expense                                             292,000           167,000
Interest and other income                                    (23,000)          (96,000)
                                                        ------------      ------------

LOSS BEFORE INCOME TAXES                                  (2,709,000)       (1,973,000)

Provision for income taxes                                         0                 0
                                                        ------------      ------------

NET LOSS                                                $ (2,709,000)     $ (1,973,000)
                                                        ============      ============

Other comprehensive loss, net of tax:
  Foreign currency translation adjustment                   (217,000)          (23,000)
                                                        ------------      ------------

Comprehensive loss                                      $ (2,926,000)     $ (1,996,000)
                                                        ============      ============

BASIC AND DILUTED PER SHARE DATA:

Net loss                                                $      (0.34)     $      (0.26)
                                                        ============      ============

Weighted average number of common
   shares outstanding                                      7,921,426         7,572,390
                                                        ============      ============

The accompanying notes are an integral part of these consolidated statements.

                             MARTIN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       13-WEEK
                                                                                    PERIOD ENDED
                                                                            ------------------------------
                                                                              MARCH 31,         APRIL 1,
                                                                                2001              2000
                                                                            ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                 $ (2,709,000)     $ (1,973,000)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                              605,000           526,000
      Gain on sales of assets                                                          0           (75,000)
      Provision (credit) for doubtful accounts and notes receivable              (47,000)           12,000
      Non-cash ESOP compensation                                                  63,000           130,000
      Other changes in operating assets and liabilities                         (512,000)       (1,550,000)
                                                                            ------------      ------------

          Net cash used in operating activities                               (2,600,000)       (2,930,000)
                                                                            ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                          (94,000)       (1,123,000)
   Proceeds from sales of assets                                                   5,000           126,000
                                                                            ------------      ------------

     Net cash used in investing activities                                       (89,000)         (997,000)
                                                                            ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term borrowings                                                   2,689,000         2,604,000
   Principal payments on long-term debt                                           (6,000)       (3,850,000)
                                                                            ------------      ------------

     Net cash provided by (used in) financing activities                       2,683,000        (1,246,000)
                                                                            ------------      ------------

NET DECREASE IN CASH AND SHORT-TERM
   INVESTMENTS                                                                    (6,000)       (5,173,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            8,000            (2,000)

CASH AND SHORT-TERM INVESTMENTS AT THE
   BEGINNING OF THE PERIOD                                                         3,000         5,218,000
                                                                            ------------      ------------

CASH AND SHORT-TERM INVESTMENTS AT THE
   END OF THE PERIOD                                                        $      5,000      $     43,000
                                                                            ============      ============

Cash paid during the period for:
  Interest                                                                  $    233,000      $    145,000
  Income taxes                                                              $          0      $          0

The accompanying notes are an integral part of these condensed consolidated statements.

                             MARTIN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

Unaudited Interim Condensed Consolidated Financial Statements

         The accompanying unaudited interim condensed consolidated financial statements of Martin Industries, Inc. and subsidiary (the "Company") have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. The financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000 included on Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2001.

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

2. INVENTORIES

         During fiscal year 2000, the Company changed its method of accounting for inventories from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method, whereby the LIFO reserve of $5.3 million was retroactively restated in the consolidated financial statements in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. There was no effect of this restatement on the statement of operations for the quarter ended April 1, 2000. Management believes the FIFO method provides a better measurement of inventory valuation and operating results. Inventory costs include material, labor and overhead, and the Company evaluates raw materials, purchased parts, work-in-process and finished goods to ensure that inventory is not recorded at amounts in excess of estimated net realizable value. Inherent in the estimates of net realizable value are management's estimates related to the Company's customer demand, product mix and salvage value. At March 31, 2001 and December 31,

2000, the reserve for excess and obsolete inventory was $1,383,000 and $1,820,000, respectively. An analysis of inventories at March 31, 2001 and December 31, 2000 follows:

                                                                    March 31,       December 31,
                                                                      2001              2000
                                                                  ------------      ------------

Inventories valued at first-in, first-out ("FIFO") cost:
     Raw materials and purchased parts                            $  8,295,000      $  7,756,000
     Work-in-process                                                 2,220,000         2,129,000
     Finished goods                                                  6,386,000         7,089,000
                                                                  ------------      ------------

                                                                  $ 16,901,000      $ 16,974,000
                                                                  ============      ============

3. INCOME TAXES

         The Company has net deferred tax assets resulting primarily from net operating loss ("NOL") carryforwards in United States jurisdictions of approximately $10,988,000 expiring in fiscal years 2019 through 2021, and NOL carryforwards in Canada of approximately $2,473,000 expiring in fiscal years 2001 through 2008.

         The Company establishes valuation allowances in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, and will continually review the adequacy of the valuation allowance.

         In assessing the valuation allowance established at December 31, 2000, the Company concluded that it should fully-reserve its net deferred tax assets as a result of continuing losses from operations and realization of the assets was not considered more likely than not. At March 31, 2001 and December 31, 2000, the valuation allowance reserve for deferred taxes was $14,577,000 and $13,533,000, respectively.

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

A reconciliation of shares as the denominator of the basic EPS computation to the diluted EPS computation is as follows:

                                                          13-Week Period Ended
                                                       --------------------------
                                                        March 31,       April 1,
                                                          2001            2000
                                                       ----------      ----------

         Weighted average shares-basic
         and diluted, excluding ESOP
         and stock effects                              5,755,379       5,653,684

         Weighted average effect of ESOP
         shares committed to be released                2,166,047       1,918,706
                                                       ----------      ----------

         Weighted average number of
         common shares outstanding-basic
         and diluted                                    7,921,426       7,572,390
                                                       ==========      ==========

Options outstanding of 630,514 and 622,014 for the 13-week periods ended March 31, 2001 and April 1, 2000, respectively, were not included in the table above as they were anti-dilutive.

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

         During 1998, the Company effected a settlement with all but two of the former shareholders, and a contingent settlement with these two. Pursuant to the settlement, the Company received approximately $315,000 (including interest) of funds held in escrow, an additional payment of $32,000, and cancellation of promissory notes and accrued interest totaling approximately $364,000. Consequently, during the fourth quarter of 1998, the Company recorded a gain on settlement of litigation of $422,000. The contingent settlement with the two former shareholders is subject to the adjudication or dismissal of certain litigation assumed upon the acquisition of Hunter and will result (if the contingency is satisfied and that portion of the settlement effectuated) in receipt by the Company of an additional $106,000 (including interest), and cancellation of notes and accrued interest totaling approximately $226,000.

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

6. SHORT-TERM BORROWINGS

         Effective January 1, 2000, the Company entered into an amended bank line of credit agreement with its principal lender for up to a maximum of $10,000,000 which has been utilized to finance inventories, receivables and operations. As of March 31, 2001 and December 31, 2000, the outstanding balance on the existing line of credit was $9,620,000 and $7,023,000, respectively. The line of credit is secured by the receivables and inventory of the Company (exclusive of the receivables and inventory of Hunter). Interest on the line of credit is payable monthly at a variable rate based on the 30-day London Interbank Offered Rate ("LIBOR") plus 1.25%.

         On May 15, 2001, the Company and its current primary lender entered into an agreement extending its existing credit line through June 15, 2001. This extension was granted in order to allow the Company and the current lender time to finalize the documentation required to further extend and amend the existing credit facility. The extension also effects a current amendment to increase the interest rate on the current indebtedness to the Lender's prime rate plus 1%. The current lender has proposed an extension of the Company's credit facility to January 1, 2002, and to provide up to an additional $1 million under the line of credit based upon the value from time to time of certain assets securing the credit facility. The proposed amendment to the credit facility also provides that the principal payments under the Company's $2.4 million term loan would be amortized and payable monthly instead of semi-annually and the current waiver of certain covenants with which the Company is currently not in compliance be extended. The proposed amendment further contemplates a modification of the interest rates and fees applicable to the loans and provides for the amendment of certain financial covenants based upon current financial projections of the Company. The Company expects to finalize the terms and documentation for the proposed amended credit facility with the lender on or before June 15, 2001. However, there can be no assurance that the Company and its lender will successfully complete the required documentation prior to June 15, 2001, or that, if necessary, a further extension will be granted.

         As a result of the $24.6 million net loss incurred during fiscal 2000, and the fact that there can be no assurance that any new credit arrangement will be finalized or further extensions granted beyond the current extension, the Company received a going concern qualification from its independent public accountants in connection with its audited financial statements for the year ended December 31, 2000, as described more fully in the Report of Independent Public Accountants included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

         During 1998, Hunter established a bank line of credit with a Canadian financial institution. During the third quarter of 2000, the Company, Hunter and the Canadian financial institution agreed to and began operating under amended terms with respect to the line of credit and are currently completing the documentation reflecting such agreements. The credit agreement, as amended, provides for borrowings up to approximately $1,500,000. The credit line is subject to an annual renewal on April 1 each year. The line of credit is secured by Hunter's receivables, inventory, building and equipment. Interest on the line of credit is payable monthly at a variable rate equivalent to the financial institution's prime lending rate plus 1.0%, which at March 31, 2001 was 7.5%. As of March 31, 2001 and December 31, 2000, the outstanding balance of the line of credit was $1,355,000 and $1,334,000, respectively. In April 2001, the Canadian financial institution met with management at Hunter and requested that the institution's appointed consultants review the operations and projections of Hunter for the purpose of advising the institution whether or not to renew the credit agreement. As of the date of this filing, the review was substantially complete and the results are pending. There can be no assurance that the credit line with the Canadian financial institution will be renewed or, if it is renewed, that it will be renewed on the same terms as the current line.

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

                                                             Segment Information
                                                        ------------------------------
                                                             13-Week Period Ended
                                                        ------------------------------
                                                          March 31,         April 1,
                                                            2001              2000
                                                        ------------      ------------

Gross sales:
  Home heating products                                 $  8,004,000      $ 10,218,000
  Leisure and other products                               7,329,000        12,462,000
                                                        ------------      ------------

                                                        $ 15,333,000      $ 22,680,000
                                                        ============      ============

Reconciliation to net sales:
Gross sales                                             $ 15,333,000      $ 22,680,000
Freight revenue                                              103,000           231,000
Discounts and royalties                                     (170,000)         (276,000)
                                                        ------------      ------------

Net sales                                               $ 15,266,000      $ 22,635,000
                                                        ============      ============

Gross margin:
  Home heating products                                 $  2,861,000      $  3,850,000
  Leisure and other products                               2,380,000         4,679,000
                                                        ------------      ------------

                                                        $  5,241,000      $  8,529,000
                                                        ============      ============

Reconciliation to gross profit:
Gross margin                                            $  5,241,000      $  8,529,000
Freight revenue                                              103,000           231,000
Discounts and royalties                                     (170,000)         (276,000)
Fixed costs, variances, reserves and other                (3,929,000)       (5,544,000)
                                                        ------------      ------------

Gross profit                                            $  1,245,000      $  2,940,000
                                                        ============      ============

                                                          March 31,         Dec. 31,
                                                            2001              2000
                                                        ------------      ------------

Identifiable net assets(1):
  Home heating products                                 $ 13,696,000      $ 18,898,000
  Leisure and other products                              11,232,000         6,480,000
  Other(2)                                                 4,256,000         4,500,000
                                                        ------------      ------------

                                                        $ 29,184,000      $ 29,878,000
                                                        ============      ============

(1) Represents Property, Plant and Equipment and Inventory (each net of respective reserves).

(2) Represents amount attributable to the Company's corporate administration.

8.  GOING CONCERN MATTERS

         The financial statements as of and for the year ended December 31, 2000 were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, as presented in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2001, during the year ended December 31, 2000, the Company incurred a net loss of $24,593,000. The Company also had short-term borrowings of $8,519,000 as of December 31, 2000. Of the balance, $7,023,000 was payable to the Company's primary lender under a bank line of credit agreement for up to a maximum of $10,000,000. The line of credit agreement expired on January 1, 2001. However, the credit line and the ESOP term loan payments have been extended through June 15, 2001 by the current bank lender in order to give the Company and the lender time to finalize the documentation of the terms and conditions under which the lender will further amend and extend its current credit facility. There can be no assurance, however, that any new credit arrangement will be finalized or further extensions granted beyond June 15, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited interim condensed consolidated financial statements of the Company and notes thereto appearing elsewhere in this Form 10-Q. All references to the first quarter of 2001 and the first quarter of 2000 are referring to the 13-week periods ended March 31, 2001 and April 1, 2000, respectively.

GENERAL

         On May 15, 2001, the Company and its current primary lender entered into an agreement extending its existing credit line through June 15, 2001. This extension was granted in order to allow the Company and the current lender time to finalize the documentation required to further extend and amend the existing credit facility. The current lender has proposed an extension of the Company's credit facility to January 1, 2002, and to provide up to an additional $1 million under the line of credit based upon the value from time to time of certain assets securing the credit facility. The proposed amendment to the credit facility also provides that the principal payments under the Company's $2.4 million term loan would be amortized and payable monthly instead of semi-annually and the current waiver of certain covenants with which the Company is currently not in compliance be extended. The proposed amendment further contemplates a modification of the interest rates and fees applicable to the loans and provides for the amendment of certain financial covenants based upon current financial projections of the Company. The Company expects to finalize the terms and documentation for the proposed amended credit facility with the lender on or before June 15, 2001. However, there can be no assurance that the Company and its lender will successfully complete the required documentation prior to June 15, 2001, or that, if necessary, a further extension will be granted.

         As a result of the $24.6 million net loss incurred during fiscal 2000, and the fact that there can be no assurance that any new credit arrangement will be finalized or further extensions granted beyond the current extension, the Company received a going concern qualification from its independent public accountants in connection with its audited financial statements for the year ended December 31, 2000, as described more fully in the Report of Independent Public Accountants included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

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

         On March 13, 2001, the Company was notified by Nasdaq staff of Nasdaq's determination that the Company's Common Stock would be delisted from The Nasdaq National Market at the opening of business on March 20, 2001, unless the Company requested a hearing within seven days. The notification from Nasdaq was due to the Common Stock's failure to maintain a minimum market value of public float of at least $5 million as required by Nasdaq's rules for continued listing on the National Market. Over the past several months, the Company's Common Stock has not met this market capitalization requirement, as well as Nasdaq's requirement that the stock maintain a minimum per share bid price of $1.00. On March 16, 2001, the Company requested a hearing before the Nasdaq Listing Qualification Panel to review the Nasdaq staff's decision. The hearing was held April 26, 2001. The delisting of the Company's Common Stock has been stayed pending the Panel's decision, which has not been issued as of the date of this filing. There can be no assurance the Panel will grant the Company's request for continued listing. If the Company's Common Stock is delisted from Nasdaq, the Company expects it would be eligible for trading on the Over-the-Counter Bulletin Board ("OTCBB"), provided the Company remains current in its filings with the Securities and Exchange Commission (the "Commission"). In that event, investors would be able to trade the stock and obtain market information through the operations of the OTCBB, assuming that current market makers in the Company's Common Stock and other broker-dealers continue to make a market in the stock. There can be no assurance, however, that the Company's Common Stock will be eligible to trade on the OTCBB if it is delisted by Nasdaq, that the current market makers and other broker-dealers will continue to make a market in the Company's Common Stock if it begins trading on the OTCBB or that the Company's Common Stock will continue to trade at the same volume or in the same price range on the OTCBB as it has historically traded on The Nasdaq National Market.

         As used in the following discussion and elsewhere in this Quarterly Report, the term "gross sales" reflects total customer invoices billed by the Company for the applicable period, net of any customer sales credits issued. The term "net sales" as used herein and elsewhere in this Quarterly Report, reflects gross sales less deductions for cash discounts and royalties paid by the Company. Gross margin is defined as gross sales less production costs.

RESULTS OF OPERATIONS

         The following tables set forth, for the periods indicated, information derived from the Company's financial statements expressed as a percentage of net sales.

                                                  13-Week Period Ended
                                                  --------------------
                                                  March 31,   April 1,
                                                    2001        2000
                                                  ---------   --------

Net sales                                           100.0%      100.0%
Cost of sales                                        91.8        87.0
                                                   ------      ------
Gross profit                                          8.2        13.0

Operating expenses:
  Selling                                            13.4        12.2
  General and administrative                         10.3         9.4
  Non-cash ESOP compensation expense                  0.5         0.6
  Restructure credit                                  0.0        (0.5)
                                                   ------      ------
                                                     24.2        21.7
                                                   ------      ------

Operating loss                                      (16.0)       (8.7)
Gain on sales of assets                               0.0        (0.3)
Interest expense                                      1.9         0.7
Interest income                                      (0.2)       (0.4)
                                                   ------      ------

Loss before income taxes                            (17.7)       (8.7)
Provision for income taxes                            0.0         0.0
                                                   ------      ------

Net loss                                            (17.7)%      (8.7)%
                                                   ======      ======

13-WEEK PERIOD ENDED MARCH 31, 2001 COMPARED TO 13-WEEK PERIOD ENDED APRIL 1,
2000

Net Sales

         Net sales in the 13-week period ended March 31, 2001 decreased to $15.3 million from $22.6 million in the 13-week period ended April 1, 2000, a decrease of $7.4 million, or 32.6%.

Home Heating Products. Gross sales of home heating products decreased to $8.0 million in the first quarter of 2001 from $10.2 million in the first quarter of 2000, a decrease of $2.2 million, or 21.7%. The decrease in gross sales of home heating products was primarily the result of a decrease in gross hearth products sales of $2.0 million, or 21.5%, to $7.4 million. Hearth product sales were negatively impacted by lower housing starts, due to inclement weather, particularly in the South and Southeast, and the continued depression in the manufactured home industry. Gross sales of heating appliances decreased $194,000 during the first quarter of 2001 as compared to the first quarter of 2000.

         Leisure and Other Products. Gross sales of leisure and other products decreased $5.1 million, or 41.2%, in the first quarter of 2001 to $7.3 million as compared to $12.5 million in the first quarter of 2000. Gross sales of barbecue gas grills decreased $5.3 million, or 47.1%, in the first quarter of 2001, as compared to the first quarter of 2000, primarily as a result of delays in orders received from the Company's customers. According to several of these customers, the delays in orders have been caused by a desire to reduce customer inventory levels. In previous years, customers have generally purchased the majority of their forecasted inventory requirements during the first quarter under the Company's "dating" program. Rather than continue to purchase under the dating program, many customers have elected to purchase over a longer period of time as consumer demand dictates. Sales of NuWay utility trailers increased $250,000, or 43.7%, to $821,000 in the first quarter of 2001. The production of utility trailers and related sales efforts were transferred to Hunter, the Company's Canadian facility, during the fourth quarter of 2000.

Gross Profit

         Gross profit in the first quarter of 2001 was $1.2 million as compared to $2.9 million in the first quarter of 2000, a decrease of $1.7 million, or 57.7%. Gross margin, defined as gross sales less production costs, decreased to $5.2 million in the first quarter of 2001 from $8.5 million in the first quarter of 2000.

Home Heating Products. The gross margin on sales of home heating products in the first quarter of 2001 was $2.9 million, or 35.7% of home heating sales. The gross margin on home heating products in the first quarter of 2000 was $3.9 million, or 37.7% of home heating sales. The decrease in gross margin percentage was primarily the result of the decrease in sales of higher margin vent-free logs.

Leisure and Other Products. The gross margin on sales of leisure and other products in the first quarter of 2001 was $2.4 million, or 32.5% of leisure and other sales. The gross margin on sales of leisure and other products in the first quarter of 2000 was $4.8 million, or 37.5% of leisure and other sales. The decrease in gross margin percentage was primarily the result of the decrease in sales of higher margin barbecue grills and the increase in sales of lower margin utility trailers.

Selling Expenses

         Selling expenses in the first quarter of 2001 decreased to $2.0 million from $2.8 million in the first quarter of 2000, a decrease of $722,000, or 26.1%, primarily the result of decreased administrative and co-op advertising expenses. Selling expenses as a percentage of net sales increased to 13.4% in the first quarter of 2001 from 12.2% in the first quarter of 2000.

General and Administrative Expenses

         General and administrative expenses decreased $543,000, or 25.6%, in the first quarter of 2001 as compared to the first quarter of 2000. The decrease was primarily the result of a decrease in payroll and related expenses, partially offset by an increase in depreciation and amortization expense associated with an additional phase of a computer systems change implemented on January 1, 2001.

Non-cash ESOP Compensation Expense

         Non-cash ESOP compensation expense was $63,000 in the first quarter of 2001 as compared to $130,000 in the first quarter of 2000, a decrease of $67,000, or 51.5%. In the first quarter of 2001, 86,835 shares of unallocated ESOP stock were committed to be released as compensation at an average fair value of $0.73 per share as compared to 86,835 shares committed to be released as compensation at an average fair value of $1.50 per share in the first quarter of 2000.

Restructure Credit

         The restructure credit of $100,000 recorded during the first quarter of 2000 represents a reduction of the reserve for the Huntsville, Alabama plant closing. The reduction was based on the Company's analysis that the original reserve for group insurance claims should be reduced based on a lower-than-anticipated number of terminated employees participating in the Company's self-insured insurance plan. The estimated reserve remaining at March 31, 2001 and December 31, 2000 was $0.

Gain on Sales of Assets

         The gain on sales of assets of $75,000 recorded during the first quarter of 2001 includes the sale of certain undeveloped land and rental property. In connection with this sale, the Company received total proceeds of $124,000.

Interest Expense

         Interest expense in the first quarter of 2001 was $292,000 as compared to $167,000 in the first quarter of 2000, an increase of $125,000, or 74.9%. The increase was attributable to an increase in average outstanding debt.

Interest Income

         Interest income in the first quarter of 2001 was $23,000 as compared to $96,000 in the first quarter of 2000, a decrease of $73,000, or 76.0%. The decrease was attributable to a decrease in average outstanding investments.

Provision for Income Taxes

         During the first quarter of 2001 and 2000, the Company did not record a credit for income taxes as the deferred tax assets resulting from the Company's operating losses were fully reserved. See Note 3 to Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations from internally generated funds and seasonal borrowings under its bank lines of credit. The Company's primary capital requirements are for working capital, capital expenditures and debt service. In addition, in the event the Company's Common Stock is delisted from Nasdaq, the terms of the Company's Employee Stock Ownership Plan ("ESOP") provide that participants will have the option to cause the Company to repurchase shares distributed to them for the then fair market value of the shares. If the Company's Common Stock is delisted, the Company anticipates that ESOP participants could require the Company, upon demand, to repurchase up to approximately 150,000 shares. In addition to the foregoing, the Company estimates that participating employees eligible for retirement during the next five years could require the Company to repurchase approximately 35,000 shares of Common Stock per year over the next five years. However, these estimates rely on information currently available to the Company and there can be no assurance that the actual number of shares which the Company is obligated to repurchase will not be materially different from the Company's estimates.

         The financial statements as of and for the year ended December 31, 2000 were prepared on a going concern basis. As shown in the financial statements, as presented in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2001, during the year ended December 31, 2000, the Company incurred a net loss of $24.6 million. The Company has experienced significant losses during the previous two years, which losses are likely to continue during 2001. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its existing credit line, as extended, to obtain additional financing or refinancing as may be required, and ultimately to return to profitable operations.

         The Company finances interim working capital requirements with cash and bank lines of credit, one with its principal lender and one with a Canadian financial institution. Under its terms, the line of credit with its principal lender expired on January 1, 2001. Prior to the expiration date, the lender agreed to extend the expiration date, which has now been further extended to June 15, 2001. Additionally, the Company is currently not in compliance with certain debt covenants under its amended credit agreement with its principal lender. In the agreement extending the expiration date of the line of credit, the Company has obtained a temporary waiver of these covenants through June 15, 2001. The line of credit is secured by the receivables and inventory of the Company (exclusive of the receivables and inventory of Hunter). Interest on the line of credit is payable monthly at a variable rate of 30-day LIBOR plus 1.25%, which at March 31, 2001 was 6.31%. As of March 31, 2001, the outstanding balance was $9.6 million.

         The lender has also agreed to extend to June 15, 2001, the payment date of principal payments due under a term loan ("Bank Loan") obtained by the Company in 1993 to finance the purchase of 3,489,115 shares of Company Common Stock by the Company's ESOP. The Bank Loan is due in semi-annual principal payments of $596,700 over a ten-year period. Interest on the Bank Loan is payable monthly at a variable rate of 79.5% of prime plus 1.35%, which at March 31, 2001 was 7.71%. The Bank Loan is secured by a lien on the Company's buildings and equipment. As of March 31, 2001, the outstanding balance of the Bank Loan was $2.4 million. As discussed above, the debt owing under the line of credit with the Company's principal lender and the Bank Loan has been classified as current maturities.

          During the third quarter of 2000, the Company, Hunter and the Company's Canadian lender agreed to and began operating under an amended bank line of credit that provides for borrowings up to approximately $1.5 million. The amended credit line is subject to an annual renewal on April 1 each year. The amended line of credit is secured by Hunter's receivables, inventory, building and equipment. Interest on the line of credit is payable monthly at a variable rate equivalent to the financial institution's prime lending rate plus 1.0%, which at March 31, 2001 was 7.5%. As of March 31, 2001, the outstanding balance of the line of credit was $1.4 million. During the first quarter of 2001, the Canadian financial institution met with management at Hunter and requested that the institution's appointed consultants review the operations and projections of Hunter for the purpose of advising the institution whether or not to renew the credit agreement. As of the date of this filing, the review was substantially complete and the results are pending.

         As of the date of this filing, the Company is undertaking to finalize with its current primary lender the documentation of the terms and conditions under which the lender will amend and extend its current credit facility. The Company is also working with its Canadian lender to renew the $1.5 million line of credit utilized by Hunter. There can be no assurance that any new credit arrangements will be finalized or further extensions granted by the Company's current primary lender beyond June 15, 2001. If the proposed amendment to the current credit facility is not completed by June 15, 2001, and the Company's current credit facility is not extended beyond that date, there can be no assurance that the Company will continue to generate funds or have credit or financing available to it that is sufficient to continue to fund its operations. In the absence of a further extension and waiver, upon the expiration of the current extension and waiver on June 15, 2001, the Company's primary lender will have all rights and remedies provided for in the amended credit agreement between the lender and the Company. There can also be no assurance that the Company's Canadian lender will renew the line of credit utilized by Hunter. If the line of credit is not renewed, the Company may not have sufficient funds available to retire or refinance the debt and in such case the Canadian lender will have all rights and remedies provided for in the line of credit agreement between the Company and said lender.

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

FINANCIAL POSITION

         Cash and short-term investments in the first quarter of 2001 decreased $6,000 primarily as a result of a net loss of $2.7 million, partially offset by net short-term borrowings of $2.7 million. Accounts receivable increased $3.3 million in the first quarter of 2001. The increase in accounts receivable was primarily the result of an increase in dating receivables for grills and heating appliances. In an effort to better control its production schedule in light of the seasonal nature of its barbecue gas grill and heating appliance business, the Company utilizes early booking programs under which customers receive favorable dating terms for placing their orders early and permitting the Company to ship the products at "factory convenience." However, as noted previously, participation in the dating program for grills has decreased as customers desire to reduce their inventory levels.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates as part of its normal operations. The Company has estimated its market risk exposures using sensitivity analyses assuming a 10% change in market rates.

FOREIGN CURRENCY EXCHANGE RATE RISK

         Due to its Canadian operations, the Company has assets, liabilities, operations and cash flows in the Canadian currency. Fluctuations in foreign currency exchange rates impact the U.S. dollar value of Canadian dollar assets, liabilities, operations and cash flows. The Company translates the Canadian dollar income statement to U.S. dollars using the average rate of exchange and translates the Canadian dollar balance sheet to U.S. dollars using the closing rate of exchange. Certain accounts (e.g., capital stock) are translated using an historical exchange rate. Consequently, unrealized foreign currency translation adjustments are reported as a separate component of stockholders' equity. To illustrate the potential impact of changes in foreign currency exchange rates on the unrealized foreign currency translation adjustment, a hypothetical 10% change (decrease) in the average and closing exchange rates for the three-month period ended March 31, 2001 would have increased the unrealized foreign currency translation adjustment (a loss) by $432,000.

INTEREST RATE RISK

         At March 31, 2001, the Company had $2.4 million of debt outstanding at a variable interest rate of 79.5% of prime plus 1.35%. The debt is scheduled to mature in September 2002. Therefore, the Company is exposed to interest rate fluctuations on the debt balance. A hypothetical increase of 10%

(for example, the prime rate of 8.0% would increase to 8.80%) in the prime lending rate would not cause the Company's interest expense to increase significantly.

         Effective January 1, 2000, the Company entered into a secured bank line of credit of up to a maximum of $10 million which is to be utilized to finance inventories, receivables and operations on an interim basis. Interest on the line of credit is payable monthly at a variable rate based on the 30-day LIBOR plus 1.25%. A hypothetical increase of 10% in the LIBOR rate would not cause the Company's interest expense to increase significantly. As previously stated, this credit line expired on January 1, 2001, but has been extended through June 15, 2001 to afford the Company and its current primary lender additional time to finalize the documentation of the terms and conditions under which the lender will further amend and extend its current credit facility.

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

         (b) Reports on Form 8-K

         On March 19, 2001 the Company filed a Current Report on Form 8-K in which the Company reported under Item 5 the issuance of a press release with respect to the proposed delisting of the Company's Common Stock from Nasdaq.

---------------
 (*) Incorporated by reference

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995:

With the exception of historical information, the matters and statements discussed, made or incorporated by reference in this Quarterly Report on Form 10-Q constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Specifically, this Quarterly Report on Form 10-Q contains forward-looking statements regarding:

         - the Company's efforts to negotiate amended or new credit facilities for its domestic and Canadian operations;

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

Wherever possible, the Company has identified these forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "may," "believes," "estimates," "projects," "expects," "intends," and words of similar import. In addition to the statement included in this Quarterly Report of Form 10-Q, the Company and its representatives may from time to time make other oral or written statements that are also forward-looking statements.

Forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. In particular, there can be no assurance that the Company will be successful in amending and extending its current credit facilities or securing new lines of credit or, if necessary, obtaining additional extensions of its current credit facilities with its domestic and Canadian lenders; that, pending the securing of amended or new financing, the Company will continue to generate funds or have credit available to it that is sufficient to continue to fund its operations; that the Company's cost reduction and plant consolidations will be successful or that the Company will achieve a level of revenue that will allow the Company to return to profitability; that the Company's appeal will be granted by Nasdaq's Listing Qualifications Panel; that the Company's Common Stock will be eligible to trade on the OTCBB if it is delisted by Nasdaq; that the current market makers and other broker-dealers will continue to make a market in the Company's Common Stock if it begins trading on the OTCBB; that the Company's Common Stock will continue to trade at the same volume or in the same price range on the OTCBB as it has historically traded on The Nasdaq National Market; that the Company will be able to successfully implement or complete the short-term and long-term programs being undertaken by the Company; that the Company's new products will meet its expectations; that the Company will be able in the future to meet the needs and expectations of its customers; that the Company will not exceed the estimated reserve for excess and obsolete inventories or will utilize deferred tax assets related to net operating loss carryforwards. These assumptions, risks and uncertainties include, but are not limited to, those associated with general economic cycles; the cyclical nature of the industries in which the Company operates and the factors related thereto, including consumer confidence levels, inflation, employment and income levels, the availability of credit, and factors affecting the housing industry; the potential in the Company's business to experience significant fluctuations in quarterly earnings; the Company's ability to generate cash or secure adequate financing to fund its operations; the Company's business strategy; potential losses from product liability and personal injury lawsuits; the effects of seasonality and weather conditions on the Company's home heating product sales and other sales; fluctuations in quarterly earnings due to ESOP accounting; the effect of existing and new governmental and environmental regulations applicable to the Company; the dependence of the Company on key personnel; the highly competitive nature of each of the industries in which the Company operates; the volatility of the stock price at which outstanding shares of the Company may trade from time to time; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Commission, including the Company's Annual Report on Form 10-K filed with the Commission on April 2, 2001. The Company expressly disclaims any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         MARTIN INDUSTRIES, INC.

         Date: May 15, 2001       By       /s/ James W. Truitt
                                     ------------------------------------------
                                     James W. Truitt
                                     Vice President and Chief Financial Officer
                                     and Secretary
                                     (Executed on behalf of Registrant and
                                     as Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibit
Number            Description of Exhibits                                                     Page No.
------            -----------------------                                                     -------

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

---------------

 (*) Incorporated by reference