Form 10-Q
period 2001-06-30
MARTIN INDUSTRIES INC /DE/
filed 2001-08-14
CIK 942143

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR 26-WEEK PERIOD ENDED JUNE 30, 2001    COMMISSION FILE NO. 0-26228

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

                     8,573,954 SHARES OF COMMON STOCK, $0.01
                        PAR VALUE, AS OF AUGUST 13, 2001

                             MARTIN INDUSTRIES, INC.

                                      INDEX

                                                                                         PAGE

PART I.  FINANCIAL INFORMATION

         Item 1.       Financial Statements:

                       Unaudited Condensed Consolidated Balance Sheets as of
                       June 30, 2001 and December 31, 2000                                 2

                       Unaudited Condensed Consolidated Statements of
                       Operations and Comprehensive Loss for the 13-Week
                       and 26-Week Periods Ended June 30, 2001 and July 1, 2000            4

                       Unaudited Condensed Consolidated Statements of
                       Cash Flows for the 13-Week and 26-Week Periods Ended
                       June 30, 2001 and July 1, 2000                                      5

                       Notes to Condensed Consolidated Financial Statements                6

         Item 2.       Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                12

         Item 3.       Quantitative and Qualitative Disclosure About
                       Market Risk                                                        22


PART II. OTHER INFORMATION

         Item 4.       Submission of Matters to a Vote of Security Holders                24

         Item 6.       Exhibits and Reports on Form 8-K                                   24

PART 1  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             MARTIN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS

                                                                         June 30,        December 31,
                                                                           2001              2000
                                                                       ------------      ------------

Current assets:
   Cash and short-term investments                                     $      7,000      $      3,000
   Accounts and notes receivable, less allowance for
      doubtful accounts of $1,499,000 and $1,634,000, respectively        9,921,000         8,365,000
   Inventories                                                           15,234,000        16,974,000
   Prepaid expenses and other assets                                        889,000           800,000
                                                                       ------------      ------------

      Total current assets                                               26,051,000        26,142,000
                                                                       ------------      ------------

   Property, plant and equipment, net                                    11,877,000        12,904,000
   Goodwill, net of accumulated amortization of
      $268,000 and $246,000, respectively                                   453,000           483,000
   Cash value of life insurance                                           1,174,000         1,638,000
   Other                                                                    182,000           341,000
                                                                       ------------      ------------

                                                                          1,809,000         2,462,000
                                                                       ------------      ------------

      Total assets                                                     $ 39,737,000      $ 41,508,000
                                                                       ============      ============

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                             MARTIN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               June 30,        December 31,
                                                                 2001              2000
                                                             ------------      ------------

LIABILITIES
   Current Liabilities:
     Short-term borrowings                                   $ 11,052,000      $  8,519,000
     Current portion of long-term debt                          2,450,000         2,461,000
     Accounts payable                                           8,604,000         6,833,000
     Accrued liabilities:
      Payroll and employee benefits                             2,199,000         2,135,000
      Product liability                                         1,015,000         1,076,000
      Warranty                                                    731,000           707,000
      Workers' compensation                                       833,000           777,000
      Other                                                       916,000           787,000
                                                             ------------      ------------

        Total current liabilities                              27,800,000        23,295,000
                                                             ------------      ------------

   Deferred compensation                                        1,824,000         1,917,000
                                                             ------------      ------------

        Total liabilities                                      29,624,000        25,212,000
                                                             ------------      ------------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 1,000,000 shares
      authorized; no shares issued and outstanding                      0                 0
   Common stock, $.01 par value; 20,000,000 shares
      authorized; 9,766,099 shares issued at June 30,
      2001 and 9,764,802 at December 31, 2000                      98,000            98,000
   Paid-in capital                                             26,301,000        26,801,000
   Accumulated deficit                                         (9,825,000)       (3,596,000)
   Accumulated other comprehensive loss                          (882,000)         (831,000)
                                                             ------------      ------------

                                                               15,692,000        22,472,000
   Less:
   Treasury stock at cost (1,192,145 shares at
      June 30, 2001 and at December 31, 2000)                   3,789,000         3,789,000
   Unearned compensation                                        1,790,000         2,387,000
                                                             ------------      ------------

        Total stockholders' equity                             10,113,000        16,296,000
                                                             ------------      ------------

        Total liabilities and stockholders' equity           $ 39,737,000      $ 41,508,000
                                                             ============      ============

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                             MARTIN INDUSTRIES, INC.
                        CONDENSED CONSOLIDATED STATEMENTS
                      OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                            13-WEEK                        26-WEEK
                                                          PERIOD ENDED                   PERIOD ENDED
                                                  ----------------------------    ----------------------------
                                                    JUNE 30,         JULY 1,        JUNE 30,        JULY 1,
                                                      2001            2000            2001            2000
                                                  ------------    ------------    ------------    ------------

NET SALES                                         $ 13,199,000    $ 14,753,000    $ 28,465,000    $ 37,388,000

Cost of sales                                       12,891,000      15,284,000      26,912,000      34,979,000
                                                  ------------    ------------    ------------    ------------

GROSS PROFIT (LOSS)                                    308,000        (531,000)      1,553,000       2,409,000
                                                  ------------    ------------    ------------    ------------

Operating expenses:
  Selling                                            1,816,000       2,133,000       3,860,000       4,899,000
  General and administrative                         1,694,000       2,342,000       3,272,000       4,463,000
  Non-cash ESOP compensation                            32,000         136,000          95,000         266,000
  Restructure credit                                         0               0               0        (100,000)
                                                  ------------    ------------    ------------    ------------
                                                     3,542,000       4,611,000       7,227,000       9,528,000
                                                  ------------    ------------    ------------    ------------

OPERATING LOSS                                      (3,234,000)     (5,142,000)     (5,674,000)     (7,119,000)

Gain on sales of assets                                      0        (637,000)              0        (712,000)
Interest expense                                       301,000         222,000         593,000         389,000
Interest and other income                              (15,000)        (37,000)        (38,000)       (133,000)
                                                  ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAXES                            (3,520,000)     (4,690,000)     (6,229,000)     (6,663,000)

Provision for income taxes                                   0               0               0               0
                                                  ------------    ------------    ------------    ------------

NET LOSS                                          $ (3,520,000)   $ (4,690,000)   $ (6,229,000)   $ (6,663,000)
                                                  ============    ============    ============    ============

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment              166,000        (155,000)        (51,000)       (178,000)
                                                  ------------    ------------    ------------    ------------

Comprehensive loss                                $ (3,354,000)   $ (4,845,000)   $ (6,280,000)   $ (6,841,000)
                                                  ============    ============    ============    ============

BASIC AND DILUTED PER SHARE DATA:

Net loss                                          $      (0.44)   $      (0.61)   $      (0.78)   $      (0.87)
                                                  ============    ============    ============    ============

Weighted average number of common
  shares outstanding                                 8,008,928       7,659,682       7,965,178       7,616,034
                                                  ============    ============    ============    ============

The accompanying notes are an integral part of these condensed consolidated statements.

                             MARTIN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    26-WEEK
                                                                                  PERIOD ENDED
                                                                         ------------------------------
                                                                           JUNE 30,          JULY 1,
                                                                             2001              2000
                                                                         ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $ (6,229,000)     $ (6,663,000)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                         1,214,000         1,141,000
      Gain on sales of assets                                                       0          (712,000)
      Provision (credit) for doubtful accounts and notes receivable          (135,000)           59,000
      Non-cash ESOP compensation                                               95,000           266,000
      Other changes in operating assets and liabilities                     2,697,000         2,433,000
                                                                         ------------      ------------

          Net cash used in operating activities                            (2,358,000)       (3,476,000)
                                                                         ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                      (196,000)       (1,876,000)
   Proceeds from sales of assets                                                5,000           267,000
                                                                         ------------      ------------

     Net cash used in investing activities                                   (191,000)       (1,609,000)
                                                                         ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term borrowings                                                2,554,000         3,722,000
   Principal payments on long-term debt                                       (11,000)       (3,854,000)
                                                                         ------------      ------------
Net cash provided by (used in) financing activities                         2,543,000          (132,000)
                                                                         ------------      ------------

NET DECREASE IN CASH AND SHORT-TERM
   INVESTMENTS                                                                 (6,000)       (5,217,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        10,000             4,000

CASH AND SHORT-TERM INVESTMENTS AT THE
   BEGINNING OF THE PERIOD                                                      3,000         5,218,000
                                                                         ------------      ------------

CASH AND SHORT-TERM INVESTMENTS AT THE
   END OF THE PERIOD                                                     $      7,000      $      5,000
                                                                         ============      ============

Cash paid during the period for:
  Interest                                                               $    500,000      $    303,000
  Income taxes                                                           $          0      $          0

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

2. INVENTORIES

         During fiscal year 2000, the Company changed its method of accounting for inventories from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method, whereby the LIFO reserve of $5.3 million was retroactively restated in the consolidated financial statements in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. There was no effect of this restatement on the statement of operations for the 26-week period ended July 1, 2000. Management believes the FIFO method provides a better measurement of inventory valuation and operating results. Inventory costs include material, labor and overhead, and the Company evaluates raw materials, purchased parts, work-in-process and finished goods to ensure that inventory is not recorded at amounts in excess of estimated net realizable value. Inherent in the estimates of net realizable value are management's estimates related to the Company's customer demand, product mix and salvage value. At June 30, 2001 and December 31, 2000, the reserve for excess and obsolete inventory was $1,065,000 and $1,820,000, respectively. An analysis of inventories at June 30, 2001 and December 31, 2000 follows:

                                                                June 30,        December 31,
                                                                  2001              2000
                                                              ------------      ------------

Inventories valued at first-in, first-out ("FIFO") cost:
     Raw materials and purchased parts                        $  7,492,000      $  7,756,000
     Work-in-process                                             2,149,000         2,129,000
     Finished goods                                              5,593,000         7,089,000
                                                              ------------      ------------

                                                              $ 15,234,000      $ 16,974,000
                                                              ============      ============

3. INCOME TAXES

         The Company has net deferred tax assets resulting primarily from net operating loss ("NOL") carryforwards in United States jurisdictions of approximately $12,171,000 expiring in fiscal years 2019 through 2021, and NOL carryforwards in Canada of approximately $2,628,000 expiring in fiscal years 2001 through 2008.

         The Company establishes valuation allowances in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, and will continually review the adequacy of the valuation allowance.

         In assessing the valuation allowance established at December 31, 2000, the Company concluded that it should fully-reserve its net deferred tax assets as a result of continuing losses from operations and realization of the assets was not considered more likely than not. At June 30, 2001 and December 31, 2000, the valuation allowance reserve for deferred taxes was $15,915,000 and $13,533,000, respectively.

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

A reconciliation of shares as the denominator of the basic EPS computation to the diluted EPS computation is as follows:

                                          13-Week Period Ended        26-Week Period Ended
                                        ------------------------    ------------------------
                                         June 30,       July 1,      June 30,       July 1,
                                           2001          2000          2001          2000
                                        ----------    ----------    ----------    ----------

Weighted average shares-basic
     and diluted, excluding ESOP and
     stock options effects               5,756,047     5,654,141     5,755,714     5,653,911

Weighted average effect of ESOP
     shares committed to be released     2,252,881     2,005,541     2,209,464     1,962,123
                                         ---------     ---------     ---------     ---------

Weighted average number of
     common shares outstanding-basic
     and diluted                         8,008,928     7,659,682     7,965,178     7,616,034
                                         =========     =========     =========     =========

Options outstanding of 559,014 and 494,514 for the 13-week and 26-week periods ended June 30, 2001 and July 1, 2000, respectively, were not included in the table above as they were anti-dilutive.

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

         During 1998, the Company effected a settlement with all but two of the former shareholders, and a contingent settlement with these two. The contingent settlement with the two former shareholders is subject to the adjudication or dismissal of certain litigation assumed upon the acquisition of Hunter and will result (if the contingency is satisfied and that portion of the settlement effectuated) in receipt by the Company of an additional $107,000 (including interest), and cancellation of notes and accrued interest totaling approximately $239,000.

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

6. SHORT-TERM BORROWINGS

         Effective June 15, 2001, the Company entered into an amended bank line of credit agreement with its primary lender for up to a maximum of $11,000,000 which has been utilized to finance inventories, receivables and operations. The amount available to the Company under the line of credit is based upon the value from time to time of certain assets securing the line of credit. The amount available under the revised credit line is to be reduced to $6.0 million on October 31, 2001. The amendment extended the line of credit to January 1, 2002. As of June 30, 2001 and December 31, 2000, the outstanding balance on the line of credit was $9,492,000 and $7,023,000, respectively. As of June 30, 2001, the Company's borrowing capacity under the line of credit was $127,000. The line of credit is secured by the receivables and inventory of the Company (exclusive of the receivables and inventory of Hunter). Interest on the line of credit is payable monthly at a variable rate based on the lender's prime rate plus 1%, which at June 30, 2001 was 7.75%. Borrowings in excess of $10,000,000 accrue interest at the lender's prime rate plus 3%. Further, under the terms of the amended credit agreement, the Company must meet certain monthly and quarterly debt covenants. As of June 30, 2001, the Company was in compliance with each of the debt covenants. The monthly covenant regarding earnings before interest, taxes, depreciation and amortization ("EBITDA") for the one-month period ended August 4, 2001 was not met. The Company has requested a waiver of its non-compliance with this covenant from its primary lender. As of the date of this filing, the decision of the lender was still pending. There can be no assurance that a waiver of non-compliance with the covenant will be granted by the Company's primary lender. In the absence of a waiver, the Company's lender will have all rights and remedies provided for in the amended credit agreement between the lender and the Company. The amendment to the credit facility also provides that the principal payments under the Company's $2.4 million term loan would be amortized and payable in monthly installments of $159,000 instead of semi-annually. Interest on the term loan is payable monthly at the lender's prime rate plus 1%. The debt outstanding under the line of credit and term loan has been classified as current maturities.

         During the second quarter of 2001, Hunter entered into an amended bank line of credit with a Canadian financial institution. The documentation reflecting the amendment is presently being completed. The credit agreement, as amended, provides for borrowings up to approximately $1,500,000. The credit line is subject to an annual renewal on April 1 each year. The line of credit is secured by Hunter's receivables, inventory, building and equipment. Interest on the line of credit is payable monthly at a variable rate equivalent to the financial institution's prime lending rate plus 1%, which at June 30, 2001 was 7.25%. As of June 30, 2001, and December 31, 2000, the outstanding balance of the line of credit was $1,400,000 and $1,334,000, respectively. The amendment also provides for the reduction of the maximum borrowing amount to approximately $905,000 upon the execution of a first mortgage loan. This reduction was implemented effective July 5, 2001 upon the execution of a two-year first mortgage loan agreement with a lending consortium for approximately $1,200,000. The mortgage loan is secured by Hunter's real property and building. Interest is payable monthly at a fixed rate of 10.75%. Principal payments are not due until the expiration of the agreement. In connection with the mortgage loan, the Company's principal Canadian lender took a second position with respect to its security interest in Hunter's real property and building.

7. INDUSTRY SEGMENT INFORMATION

         Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, certain information is disclosed for the two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company's significant sales segments. The home heating products segment includes vented and vent-free gas heaters and furnaces, pre-engineered gas and wood-burning fireplaces and gas logs. The leisure and other products segment includes premium gas barbecue grills, utility trailer kits and replacement parts. The accounting policies for each segment are the same as those used by the Company. The Company evaluates performance based on gross sales and gross margin. As such, the Company does not allocate other items of income or expense to the reportable operating segments. The results and identifiable net assets for the two reportable segments of the Company are included in the following table.

                                                                Segment Information
                                            ------------------------------------------------------------
                                                13-Week Period Ended            26-Week Period Ended
                                            ----------------------------    ----------------------------
                                              June 30,         July 1,        June 30,        July 1,
                                                2001            2000            2001            2000
                                            ------------    ------------    ------------    ------------

Gross sales:
Home heating products                       $ 10,172,000    $  9,346,000    $ 18,176,000    $ 19,564,000
Leisure and other products                     3,120,000       5,504,000      10,449,000      17,966,000
                                            ------------    ------------    ------------    ------------
                                            $ 13,292,000    $ 14,850,000    $ 28,625,000    $ 37,530,000
                                            ============    ============    ============    ============

Reconciliation to net sales:
Gross sales                                 $ 13,292,000    $ 14,850,000    $ 28,625,000    $ 37,530,000
Freight revenue                                   95,000         106,000         198,000         337,000
Discounts and royalties                         (188,000)       (203,000)       (358,000)       (479,000)
                                            ------------    ------------    ------------    ------------

Net sales                                   $ 13,199,000    $ 14,753,000    $ 28,465,000    $ 37,388,000
                                            ============    ============    ============    ============

Gross margin:
Home heating products                       $  3,141,000    $  2,782,000    $  6,002,000    $  6,632,000
Leisure and other products                     1,011,000       1,976,000       3,391,000       6,655,000
                                            ------------    ------------    ------------    ------------
                                            $  4,152,000    $  4,758,000    $  9,393,000    $ 13,287,000
                                            ============    ============    ============    ============

Reconciliation to gross profit (loss):
Gross margin                                $  4,152,000    $  4,758,000    $  9,393,000    $ 13,287,000
Freight revenue                                   95,000         106,000         198,000         337,000
Discounts and royalties                         (188,000)       (203,000)       (358,000)       (479,000)
Fixed costs, variances, reserves & other      (3,751,000)     (5,192,000)     (7,680,000)    (10,736,000)
                                            ------------    ------------    ------------    ------------

Gross profit (loss)                         $    308,000    $   (531,000)   $  1,553,000    $  2,409,000
                                            ============    ============    ============    ============

                                      June 30,        December 31,
                                        2001              2000
                                    ------------      ------------

Identifiable net assets(1):
Home heating products               $ 18,326,000      $ 18,898,000
Leisure and other products             5,073,000         6,480,000
Other(2)                               3,712,000         4,500,000
                                    ------------      ------------
                                    $ 27,111,000      $ 29,878,000
                                    ============      ============

(1) Represents Property, Plant and Equipment and Inventory (each net of respective reserves).

(2) Represents amount attributable to the Company's corporate administration.

8. GOING CONCERN MATTERS

         The financial statements as of and for the year ended December 31, 2000 were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, as presented in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2001, during the year ended December 31, 2000, the Company incurred a net loss of $24,593,000. The Company also had short-term borrowings of $8,519,000 as of December 31, 2000. See Note 6 to Notes to Condensed Consolidated Financial Statements for a discussion of the Company's short-term borrowings.

         The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its existing credit line agreement, to obtain additional financing or refinancing as may be required, and ultimately to re-establish profitable operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited interim condensed consolidated financial statements of the Company and notes thereto appearing elsewhere in this Form 10-Q. All references to the second quarter of 2001 and the second quarter of 2000 are referring to the 13-week periods ended June 30, 2001 and July 1, 2000, respectively. All references to the 2001 year-to-date period and the 2000 year-to-date period are referring to the 26-week periods ended June 30, 2001 and July 1, 2000, respectively.

GENERAL

         Effective June 15, 2001, the Company entered into an amended bank line of credit agreement with its primary lender for up to a maximum of $11,000,000 which has been utilized to finance inventories, receivables and operations. The amount available to the Company under the line of credit is based upon the value from time to time of certain assets securing the line of credit. The amount available under the revised credit line is to be reduced to $6.0 million on October 31, 2001. The amendment extended the line of credit to January 1, 2002. As of June 30, 2001 and December 31, 2000, the outstanding balance on the line of credit was $9,492,000 and $7,023,000, respectively. As of June 30, 2001, the Company's borrowing capacity under the line of credit was $127,000. The line of credit is secured by the receivables and inventory of the Company (exclusive of the receivables and inventory of Hunter). Interest on the line of credit is payable monthly at a variable rate based on the lender's prime rate plus 1%, which at June 30, 2001 was 7.75%. Borrowings in excess of $10,000,000 accrue interest at the lender's prime rate plus 3%. Further, under the terms of the amended credit agreement, the Company must meet certain monthly and quarterly debt covenants. As of June 30, 2001, the Company was in compliance with each of the debt covenants. The monthly covenant regarding earnings before interest, taxes, depreciation and amortization ("EBITDA") for the one-month period ended August 4, 2001 was not met. The Company has requested a waiver of its non-compliance with this covenant from its primary lender. As of the date of this filing, the decision of the lender was still pending. There can be no assurance that a waiver of non-compliance with the covenant will be granted by the Company's primary lender. In the absence of a waiver, the Company's lender will have all rights and remedies provided for in the amended credit agreement between the lender and the Company. The amendment to the credit facility also provides that the principal payments under the Company's $2.4 million term loan would be amortized and payable in monthly installments of $159,000 instead of semi-annually. Interest on the term loan is payable monthly at the lender's prime rate plus 1%.

          In addition to the financial covenants contained in the amended loan agreement, the Company has covenanted with its primary lender that it will use its reasonable best efforts to pursue one or more of the strategic alternatives available to the Company and that by not later than August 15, 2001, the Company shall have either made material progress toward the implementation of a strategic alternative, as reasonably determined by the lender, or obtained a letter of intent from an alternate lender to refinance and pay in full the indebtedness of the Company then outstanding under the amended loan agreement.

         As part of the Company's strategic plan of increasing its emphasis and focus on its home heating and hearth products, the Company is considering and pursuing the sale of its Broilmaster premium gas barbecue grill product line. As previously reported, the Company has engaged McDonald Investments, an affiliate of Key Corp. and full service investment banking firm headquartered in Cleveland, Ohio ("McDonald"). McDonald is assisting the Company in its effort to sell the Broilmaster product line. It is the Company's belief that its actions with respect to the proposed sale of the Broilmaster product line will satisfy the covenant made with its lender. However, there can be no assurance that the lender will determine that the Company's actions are sufficient to meet the requirements of the covenant. Nor can there be any assurance that a sale of the Broilmaster product line will be completed successfully. If a sale of the Broilmaster product line cannot be completed, the Company expects to continue to produce and sell Broilmaster premium barbeque grills as it has in the past and to continue to pursue other available strategic alternatives. The Company does not currently expect to publicly disclose developments regarding its pursuit of its strategy with respect to the Broilmaster product line, or other strategic alternatives, unless and until it is in a position to announce it has successfully negotiated the sale of the Broilmaster product line or has decided to pursue a different definitive transaction or strategic alternative.

         As a result of the $24.6 million net loss incurred during fiscal 2000 and the uncertainty of the Company's borrowing capacity, the Company received a going concern qualification from its independent public accountants in connection with its audited financial statements for the year ended December 31, 2000, as described more fully in the Report of Independent Public Accountants included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

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

          On March 13, 2001, the Company was notified by Nasdaq staff of Nasdaq's determination that the Company's Common Stock would be delisted from The Nasdaq National Market at the opening of business on March 20, 2001, unless the Company requested a hearing within seven days. The notification from Nasdaq was due to the Common Stock's failure to maintain a minimum market value of public float of at least $5 million as required by Nasdaq's rules for continued listing on the National Market. The Company's Common Stock had not met this market capitalization requirement, as well as Nasdaq's requirement that the stock maintain a minimum per share bid price of $1.00. On March 16, 2001, the Company requested a hearing before the Nasdaq Listing Qualification Panel to review the Nasdaq staff's decision. The hearing was held April 26, 2001. The Panel's decision was to delist the Company's Common Stock at the opening of business on May 22, 2001. Coincident with the delisting, the Company's Common Stock began trading on the Over-the-Counter Bulletin Board ("OTCBB"). The Company expects that its Common Stock will continue trading on the OTCBB, provided the Company remains current in its filings with the Securities and Exchange Commission (the "Commission") and market makers in the Company's Common Stock and other broker-dealers continue to make a market in the stock. There can be no assurance, however, that the Company's Common Stock will continue to trade at the same volume or in the same price range on the OTCBB as it has historically traded on The Nasdaq National Market.

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

                                             13-Week Period Ended    26-Week Period Ended
                                             --------------------    --------------------
                                             June 30,     July 1,    June 30,     July 1,
                                               2001        2000        2001        2000
                                             --------     -------    --------     -------

Net sales                                      100.0%      100.0%      100.0%      100.0%
Cost of sales                                   97.7       103.6        94.5        93.6
                                              ------      ------      ------      ------
Gross profit (loss)                              2.3        (3.6)        5.5         6.4

Operating expenses:
     Selling                                    13.8        14.4        13.6        13.1
     General and administrative                 12.8        15.9        11.5        11.9
     Non-cash ESOP compensation expense          0.2         1.0         0.3         0.7
     Restructure credit                          0.0         0.0         0.0        (0.3)
                                              ------      ------      ------      ------
                                                26.8        31.3        25.4        25.4
                                              ------      ------      ------      ------

Operating loss                                 (24.5)      (34.9)      (19.9)      (19.0)
Gain on sales of assets                          0.0        (4.3)        0.0        (1.9)
Interest expense                                 2.3         1.5         2.1         1.0
Interest income                                 (0.1)       (0.3)       (0.1)       (0.3)
                                              ------      ------      ------      ------

Loss before income taxes                       (26.7)      (31.8)      (21.9)      (17.8)
Provision for income taxes                       0.0         0.0         0.0         0.0
                                              ------      ------      ------      ------

Net loss                                       (26.7)%     (31.8)%     (21.9)%     (17.8)%
                                              ======      ======      ======      ======

13-WEEK PERIOD ENDED JUNE 30, 2001 COMPARED TO 13-WEEK PERIOD ENDED JULY 1, 2000

Net Sales

         Net sales in the 13-week period ended June 30, 2001 decreased to $13.2 million from $14.8 million in the 13-week period ended July 1, 2000, a decrease of $1.6 million, or 10.5%.

Home Heating Products. Gross sales of home heating products increased to $10.2 million in the second quarter of 2001 from $9.3 million in the second quarter 2000, an increase of $826,000, or 8.8%. The increase in gross sales of home heating products was primarily the result of an increase in gross sales of heating appliances, such as infrared heaters, of $1.3 million. During the second quarter of 2001, the Company was successful in meeting customer demand for these heaters as a result of revised manufacturing processes that enabled the Company to produce and ship higher volumes. During the second quarter of 2000, the Company did not have adequate inventory levels to meet customer demand. The increase in gross sales of heating appliances was partially offset by a $601,000 decrease in gross sales of gas fireplace inserts produced primarily by Hunter, the Company's Canadian facility. However, gross sales of hearth products, primarily fireplaces, increased $1.7 million, or 22.5%, over the first quarter of 2001. The increase compared to the first quarter was due to the improvement in weather conditions that negatively affected housing starts during the first quarter of 2001.

Leisure and Other Products. Gross sales of leisure and other products decreased $2.4 million, or 43.3%, in the second quarter of 2001 to $3.1 million as compared to $5.5 million in the second quarter of 2000. Gross sales of barbecue gas grills decreased $1.7 million, or 50.3%, in the second quarter of 2001, as compared to the second quarter of 2000. Sales orders have been lower this year as customers depleted overstocks from the 2000 grill season. Sales of NuWay utility trailers decreased $443,000, or 28.2%, to $1.1 million in the second quarter of 2001. The Company believes the decrease in gross sales of utility trailer kits was the result of customer efforts to reduce inventory levels. The production of utility trailers and related sales efforts were transferred to Hunter during the fourth quarter of 2000.

Gross Profit

         Gross profit in the second quarter of 2001 was $308,000 as compared to a gross loss of $531,000 in the second quarter of 2000, an improvement of $839,000, or 158.0%. Gross margin, defined as gross sales less production costs, decreased to $4.2 million in the second quarter of 2001 from $4.8 million in the second quarter of 2000.

Home Heating Products. The gross margin on sales of home heating products in the second quarter of 2001 was $3.1 million, or 30.9% of home heating sales. The gross margin on home heating products in the second quarter of 2000 was $2.8 million, or 29.8% of home heating sales. The increase in gross margin percentage was primarily the result of an improvement in the gross margin of heating appliances. The gross margin percentage on hearth products during the second quarter of 2001 was unchanged compared to the second quarter of 2000.

Leisure and Other Products. The gross margin on sales of leisure and other products in the second quarter of 2001 was $1.0 million, or 32.4% of leisure and other sales. The gross margin on sales of leisure and other products in the second quarter of 2000 was $2.0 million, or 35.9% of leisure and other sales. The decrease in gross margin percentage in the leisure and other segment was primarily the result of the decrease in sales of higher margin barbecue grills, as a percentage of total leisure and other sales.

Selling Expenses

         Selling expenses in the second quarter of 2001 decreased to $1.8 million from $2.1 million in the second quarter of 2000, a decrease of $317,000, or 14.9%, primarily as a result of decreased administrative, promotion and advertising expenses, partially offset by an increase in commissions. Selling expenses as a percentage of net sales decreased to 13.8% in the second quarter of 2001 from 14.5% in the second quarter of 2000.

General and Administrative Expenses

         General and administrative expenses decreased $648,000, or 27.7%, in the second quarter of 2001 as compared to the second quarter of 2000. The decrease was primarily the result of a decrease in payroll and related expenses, partially offset by an increase in depreciation and amortization expense associated with an additional phase of a computer systems change implemented on January 1, 2001.

Non-cash ESOP Compensation Expense

         Non-cash ESOP compensation expense was $32,000 in the second quarter of 2001 as compared to $136,000 in the second quarter of 2000, a decrease of $104,000, or 76.5%. In the second quarter of 2001, 86,835 shares of unallocated ESOP stock were committed to be released as compensation at an average fair value of $0.37 per share as compared to 86,835 shares committed to be released as compensation at an average fair value of $1.57 per share in the second quarter of 2000.

Restructure Credit

         The restructure credit of $100,000 recorded during the second quarter of 2000 represents a reduction of the reserve for the Huntsville, Alabama plant closing. The reduction was based on the Company's analysis that the original reserve for group insurance claims should be reduced based on a lower-than-anticipated number of terminated employees participating in the Company's self-insured insurance plan. The estimated reserve remaining at June 30, 2001 and December 31, 2000 was $0.

Gain on Sales of Assets

         The gain on sales of assets of $637,000 recorded during the second quarter of 2000 represents the sale of the Company's Huntsville, Alabama manufacturing plant and certain equipment. In connection with this sale, the Company received total proceeds of $953,000.

Interest Expense

         Interest expense in the second quarter of 2001 was $301,000 as compared to $222,000 in the second quarter of 2000, an increase of $79,000, or 35.6%. The increase was attributable to an increase in average outstanding debt.

Interest Income

         Interest income in the second quarter of 2001 was $15,000 as compared to $37,000 in the second quarter of 2000, a decrease of $22,000, or 59.5%. The decrease was attributable to a decrease in average outstanding investments.

Provision for Income Taxes

         During the second quarter of 2001 and 2000, the Company did not record a credit for income taxes as the deferred tax assets resulting from the Company's operating losses were fully reserved. See Note 3 to Notes to Condensed Consolidated Financial Statements.

26-WEEK PERIOD ENDED JUNE 30, 2001 COMPARED TO 26-WEEK PERIOD ENDED JULY 1, 2000

Net Sales

         Net sales in the 26-week period ended June 30, 2001 decreased to $28.5 million from $37.4 million in the 26-week period ended July 1, 2000, a decrease of $8.9 million, or 23.9%.

Home Heating Products. Gross sales of home heating products decreased to $18.2 million in the 2001 year-to-date period from $19.6 million in the 2000 year-to-date period, a decrease of $1.4 million, or 7.1%. The decrease in gross sales of home heating products was primarily the result of a decrease in gross hearth products sales of $2.4 million, or 12.6%, to $16.4 million. During the first quarter of 2001, hearth product sales were negatively impacted by lower housing starts, due to inclement weather, particularly in the South and Southeast, and the continued depression in the manufactured home industry. Gross sales of heating appliances increased $1.1 million during the 2001 year-to-date period as compared to the 2000 year-to-date period. The improvement was due to the Company's ability to meet customer demand. During the comparable period of 2000, the Company did not have adequate inventory levels to meet the demand.

Leisure and Other Products. Gross sales of leisure and other products decreased $7.5 million, or 41.8%, in the 2001 year-to-date period to $10.4 million as compared to $18.0 million in the 2000 year-to-date period. Gross sales of barbecue gas grills decreased $7.0 million, or 47.9%, in the 2001 year-to-date period, as compared to the 2000 year-to-date period, primarily as a result of delays in orders received from the Company's customers. According to several of these customers, the delays in orders have been caused by a desire to reduce customer inventory levels. As fiscal year 2001 began, there was an overall carryover of 2000 purchases remaining in the field. In previous years, customers have generally purchased the majority of their forecasted inventory requirements during the first quarter under the Company's "dating" program. Rather than continue to purchase under the dating program, many customers have elected to purchase over a longer period of time as consumer demand dictates. Sales of NuWay utility trailers decreased $193,000, or 9.0%, to $1.9 million in the 2001 year-to-date period. The production of utility trailers and related sales efforts were transferred to Hunter, the Company's Canadian facility, during the fourth quarter of 2000.

Gross Profit

         Gross profit in the 2001 year-to-date period was $1.6 million as compared to $2.4 million in the 2000 year-to-date period, a decrease of $856,000, or 35.5%. Gross margin, defined as gross sales less production costs, decreased to $9.4 million in the 2001 year-to-date period from $13.3 million in the 2000 year-to-date period.

Home Heating Products. The gross margin on sales of home heating products in the 2001 year-to-date period was $6.0 million, or 33.0% of home heating sales. The gross margin on home heating products in the 2000 year-to-date period was $6.6 million, or 33.9% of home heating sales. The decrease in gross margin percentage was primarily the result of the increase in sales of lower margin gas heating appliances, as a percentage of total home heating sales.

Leisure and Other Products. The gross margin on sales of leisure and other products in the 2001 year-to-date period was $3.4 million, or 32.5% of leisure and other sales. The gross margin on sales of leisure and other products in the 2000 year-to-date period was $6.7 million, or 37.0% of leisure and other sales. The decrease in gross margin percentage was primarily the result of the decrease in sales of higher margin barbecue grills.

Selling Expenses

         Selling expenses in the 2001 year-to-date period decreased to $3.9 million from $4.9 million in the 2000 year-to-date period, a decrease of $1.0 million, or 21.2%, primarily the result of decreased administrative, promotion, advertising and co-op advertising expenses, partially offset by an increase in commissions. Selling expenses as a percentage of net sales increased to 13.6% in the 2001 year-to-date period from 13.1% in the 2000 year-to-date period.

General and Administrative Expenses

         General and administrative expenses decreased $1.2 million, or 26.7%, in the 2001 year-to-date period as compared to the 2000 year-to-date period. The decrease was primarily the result of a decrease in payroll and related expenses, partially offset by an increase in depreciation and amortization expense associated with an additional phase of a computer systems change implemented on January 1, 2001.

Non-cash ESOP Compensation Expense

         Non-cash ESOP compensation expense was $95,000 in the 2001 year-to-date period as compared to $266,000 in the 2000 year-to-date period, a decrease of $171,000, or 64.3%. In the 2001 year-to-date period, 173,670 shares of unallocated ESOP stock were committed to be released as compensation at an average fair value of $0.55 per share as compared to 173,670 shares committed to be released as compensation at an average fair value of $1.53 per share in the 2000 year-to-date period.

Restructure Credit

         The restructure credit of $100,000 recorded during the 2000 year-to-date period represents a reduction of the reserve for the Huntsville, Alabama plant closing. The reduction was based on the Company's analysis that the original reserve for group insurance claims should be reduced based on a lower-than-anticipated number of terminated employees participating in the Company's self-insured insurance plan. The estimated reserve remaining at June 30, 2001, and December 31, 2000 was $0.

Gain on Sales of Assets

         The gain on sales of assets of $712,000 recorded during the 2000 year-to-date period includes the gain on sale of certain undeveloped land and rental property of $75,000 and the gain on sale of the Company's Huntsville, Alabama manufacturing plant and certain equipment of $637,000. In connection with these sales, the Company received total proceeds of $124,000 and $953,000, respectively.

Interest Expense

         Interest expense in the 2001 year-to-date period was $593,000 as compared to $389,000 in the 2000 year-to-date period, an increase of $204,000, or 52.4%. The increase was attributable to an increase in average outstanding debt.

Interest Income

         Interest income in the 2001 year-to-date period was $38,000 as compared to $133,000 in the 2000 year-to-date period, a decrease of $95,000, or 71.4%. The decrease was attributable to a decrease in average outstanding investments.

Provision for Income Taxes

         During the 2001 year-to-date period and 2000 year-to-date period, the Company did not record a credit for income taxes as the deferred tax assets resulting from the Company's operating losses were fully reserved. See Note 3 to Notes to Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

         On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Business combinations initiated after June 30, 2001, must be accounted for under the provisions of these two statements. The Company must also apply these provisions to previously recorded business combinations as of January 1, 2001. The principal provisions of FAS 141 and FAS 142 are as follows:

         - All business combinations initiated after June 30, 2001, will be accounted for using the "purchase" method, under which the identifiable assets and liabilities of the acquired business are recorded at their respective fair market values with the residual amount being recorded as goodwill. The "pooling-of-interests" method, under which the financial statements of the acquirer and the acquiree were combined as if the two businesses had always been one, will no longer be used.

         - Goodwill and identifiable intangible assets will no longer be amortized over a maximum period of forty years. Goodwill will not be amortized but will instead be tested for impairment annually or upon the occurrence of certain "triggering events." Identifiable intangible assets will be amortized over their expected useful lives; those with indefinite expected useful lives will not be amortized. Identifiable intangible assets will continue to be tested for impairment under previously existing accounting standards.

         The Company will adopt FAS 141 and FAS 142 on January 1, 2002, and expects the adoption of these standards to have no material impact on its financial condition, results of operations or cash flows depending upon the outcome of certain events between July 1, 2001 and December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations from internally generated funds and seasonal borrowings under its bank lines of credit. The Company's primary capital requirements are for working capital, capital expenditures and debt service. In addition, as a result of the Company's Common Stock being delisted from Nasdaq, the terms of the Company's Employee Stock Ownership Plan ("ESOP") provide that participants will have the option to cause the Company to repurchase shares distributed to them for the then fair market value of the shares. The Company anticipates that ESOP participants could require the Company to, upon demand, repurchase up to approximately 150,000 shares. In addition to the foregoing, the Company estimates that participating employees eligible for retirement during the next five years could require the Company to repurchase approximately 35,000 shares of Common Stock per year over the next five years. However, these estimates rely on information currently available to the Company and there can be no assurance that the actual number of shares which the Company is obligated to repurchase will not be materially different from the Company's estimates.

         The financial statements as of and for the year ended December 31, 2000 were prepared on a going concern basis. As shown in the financial statements, as presented in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2001, during the year ended December 31, 2000, the Company incurred a net loss of $24.6 million. The Company has experienced significant losses during the previous two years, which losses are likely to continue during 2001. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its existing credit line, as amended and extended, to obtain additional financing or refinancing as may be required, and ultimately to return to profitable operations.

         The Company finances interim working capital requirements with cash and bank lines of credit, one with its principal lender and one with a Canadian financial institution. Under the terms of the amended agreement dated June 15, 2001, the line of credit with its principal lender expires on January 1, 2002. In addition to the extension through January 1, 2002, the amendment provides that up to $11.0 million will be available based on the value from time to time of certain assets securing the credit facility. The amount available under the revised line of credit is to be reduced to $6.0 million on October 31, 2001. The line of credit is secured by the receivables and inventory of the Company (exclusive of the receivables and inventory of Hunter). Interest on the line of credit is payable monthly at a variable rate based on the lender's prime rate plus 1%, which at June 30, 2001 was 7.75%. Borrowings in excess of

$10.0 million accrue interest at the lender's prime rate plus 3%. As of June 30, 2001, the Company's borrowing capacity under the line of credit was $127,000 and the outstanding balance was $9.5 million.

         The term loan ("Bank Loan") obtained by the Company in 1993 to finance the purchase of 3,489,115 shares of Company Common Stock by the Company's ESOP was also amended effective June 15, 2001 to provide for monthly principal payments of $159,000. The Bank Loan is due on September 15, 2002. Interest on the Bank Loan is payable monthly at a variable rate based on the lender's prime rate plus 1%, which at June 30, 2001 was 7.75%. The Bank Loan is secured by a lien on the Company's buildings and equipment (exclusive of Hunter). As of June 30, 2001, the outstanding balance of the Bank Loan was $2.4 million. The debt owing under the line of credit with the Company's principal lender and the Bank Loan has been classified as current maturities.

         During the second quarter of 2001, Hunter entered into an amended bank line of credit with a Canadian financial institution. The documentation reflecting the amendment is presently being completed. The credit agreement, as amended, provides for borrowings up to approximately $1,500,000. The credit line is subject to an annual renewal on April 1 each year. The line of credit is secured by Hunter's receivables, inventory, building and equipment. Interest on the line of credit is payable monthly at a variable rate equivalent to the financial institution's prime lending rate plus 1%, which at June 30, 2001 was 7.25%. As of June 30, 2001, the outstanding balance of the line of credit was $1,400,000. The amendment also provides for the reduction of the maximum borrowing amount to approximately $905,000 upon the execution of a first mortgage loan. This reduction was implemented effective July 5, 2001 upon the execution of a two-year first mortgage loan agreement with a lending consortium for approximately $1,200,000. The mortgage loan is secured by Hunter's real property and building. Interest is payable monthly at a fixed rate of 10.75%. Principal payments are not due until the expiration of the agreement. In connection with the mortgage loan, the Company's principal Canadian lender took a second position with respect to its security interest in Hunter's real property and building.

         The Company believes that cash flow from operations and available financing should be sufficient to fund its anticipated working capital needs, capital expenditures and debt service requirements. However, because future cash flows and the availability of financing depend on a number of factors, including prevailing economic conditions and financial, business and other factors beyond the Company's control, no assurance can be given in this regard.

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

FINANCIAL POSITION

         Cash and short-term investments in the 2001 year-to-date period decreased $6,000 primarily as a result of a net loss of $6.2 million, partially offset by net short-term borrowings of $2.7 million. Additionally, accounts payable increased $1.8 million. In an effort to reduce its carrying costs, the Company reduced inventory levels by $1.7 million. Accounts receivable increased $1.6 million in the 2001 year-to-date period. The increase in accounts receivable was primarily the result of an increase in dating receivables for grills and heating appliances. In an effort to better control its production schedule in light of the seasonal nature of its barbecue gas grill and heating appliance business, the Company utilizes early booking programs under which customers receive favorable dating terms for placing their orders early and permitting the Company to ship the products at "factory convenience." However, as noted previously, participation in the dating program for grills has decreased as customers desire to reduce their inventory levels in response to general economic conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates as part of its normal operations. The Company has estimated its market risk exposures using sensitivity analyses assuming a 10% change in market rates.

FOREIGN CURRENCY EXCHANGE RATE RISK

         Due to its Canadian operations, the Company has assets, liabilities, operations and cash flows in the Canadian currency. Fluctuations in foreign currency exchange rates impact the U.S. dollar value of Canadian dollar assets, liabilities, operations and cash flows. The Company translates the Canadian dollar income statement to U.S. dollars using the average rate of exchange and translates the Canadian dollar balance sheet to U.S. dollars using the closing rate of exchange. Certain accounts (e.g., capital stock) are translated using an historical exchange rate. Consequently, unrealized foreign currency translation adjustments are reported as a separate component of stockholders' equity. To illustrate the potential impact of changes in foreign currency exchange rates on the unrealized foreign currency translation adjustment, a hypothetical 10% change (decrease) in the average and closing exchange rates for the six-month period ended June 30, 2001 would have increased the unrealized foreign currency translation adjustment (a loss) by $483,000.

INTEREST RATE RISK

         At June 30, 2001, the Company had $2.4 million of debt outstanding at a variable interest rate of the lender's prime rate plus 1%. The debt is scheduled to mature in September 2002. Therefore, the Company is exposed to interest rate fluctuations on the debt balance. A hypothetical increase of 10% (for example, the prime rate of 6.75% would increase to 7.425%) in the prime lending rate would not cause the Company's interest expense to increase significantly.

         Effective January 1, 2000, the Company entered into a secured bank line of credit of up to a maximum of $11.0 million which is to be utilized to finance inventories, receivables and operations on an interim basis. Interest on the line of credit is payable monthly at the lender's prime rate plus 1%. A hypothetical increase of 10% in the prime rate would not cause the Company's interest expense to increase significantly.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         The annual meeting of stockholders of Martin Industries, Inc. was held on May 18, 2001. At the annual meeting, the stockholders elected three members to the board of directors of the Company to serve as a class until the annual meeting to be held in 2004. The nominees to the board of directors to serve until the annual meeting to be held in 2004 received the following number of votes:


NOMINEES TO SERVE       SHARES VOTED           SHARES       ABSTENTIONS AND
   UNTIL 2004                FOR              WITHHELD         NON-VOTES
   ----------           ------------          --------      ---------------

William D. Biggs          6,847,528            647,311             0

Jim D. Caudle, Sr.        7,251,006            243,833             0

James J. Tanous           7,066,852            427,987             0

         At the annual meeting, the stockholders also considered the selection of the Company's independent auditors for the fiscal year ending December 31, 2001. The stockholders approved the selection by the board of directors of the accounting firm of Arthur Andersen LLP as independent auditors for the Company for said fiscal year by the following number of votes:

SHARES VOTED        SHARES VOTED         ABSTENTIONS AND
     FOR               AGAINST              NON-VOTES
------------        ------------         ---------------
  7,438,884            46,108                 9,847

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

                  10(a)    Letter agreement of AmSouth Bank dated May 15, 2001.

                  10(b)    Fifth Amendment to Loan Agreement and Other Loan Documents by and
                           between Martin Industries, Inc. and AmSouth Bank dated as of June 15,
                           2001.

                  10(c)    Modified, Amended and Restated Line of Credit Note by and between
                           Martin Industries, Inc., as Company, and AmSouth Bank, as Lender, dated as of June 15, 2001.

                  10(d)    Modified, Amended and Restated Term Note by and between Martin
                           Industries, Inc., as Company, and AmSouth Bank, as Lender, dated as of
                           June 15, 2001.

                  (b)      Reports on Form 8-K

                  No reports were filed on Form 8-K during the period.

---------------
*Incorporated by reference

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

         - the Company's belief concerning the performance of certain covenants contained in its current loan agreement with its primary lender;

         - the Company's engagement of McDonald Investments, Inc. to assist the Company in exploring and pursuing strategic alternatives, including the proposed sale of the Company's Broilmaster product line;

         - the ability of the Company's Common Stock to continue to trade on the OTCBB and the likely trading volume and price as the Company's Common Stock trades on the OTCBB;

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

         - the Company's expectations and estimates regarding its foreign currency exchange.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. In particular, there can be no assurance that the Company will be successful in completing the proposed sale of its Broilmaster product line or in its pursuit of other strategic alternatives; that the Company will continue to generate funds or have credit available to it that is sufficient to continue to fund its operations; that the Company will be able to perform the covenants contained in its current loan agreement with its primary lender or that if it fails to perform the covenants, the Company will be able to obtain necessary waivers from its lenders; that the Company's cost reduction and plant consolidations will be successful or that the Company will achieve a level of revenue that will allow the Company to return to profitability; that the current market makers and other broker-dealers will continue to make a market in the Company's Common Stock as it trades on the OTCBB; that the Company's Common Stock will continue to trade at the same volume or in the same price range on the OTCBB as it has historically traded on The Nasdaq National Market; that the Company will be able to successfully implement or complete the short-term and long-term programs being undertaken by the Company; that the Company's new products will meet its expectations; that the Company will be able in the future to meet the needs and expectations of its customers; that the Company will not exceed the estimated reserve for excess and obsolete inventories or will utilize deferred tax assets related to net operating loss carryforwards. These assumptions, risks and uncertainties include, but are not limited to, those associated with general economic cycles; the cyclical nature of the industries in which the Company operates and the factors related thereto, including consumer confidence levels, inflation, employment and income levels, the availability of credit, and factors affecting the housing industry; the potential in the Company's business to experience significant fluctuations in quarterly earnings; the Company's ability to generate cash or secure adequate financing to fund its operations; the Company's business strategy; potential losses from product liability and personal injury lawsuits; the effects of seasonality and weather conditions on the Company's home heating product sales and other sales; fluctuations in quarterly earnings due to ESOP accounting; the effect of existing and new governmental and environmental regulations applicable to the Company; the dependence of the Company on key personnel; the highly competitive nature of each of the industries in which the Company operates; the volatility of the stock price at which outstanding shares of the Company may trade from time to time; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Commission, including the Company's Annual Report on Form 10-K filed with the Commission on April 2, 2001. The Company expressly disclaims any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         MARTIN INDUSTRIES, INC.


         Date: August 14, 2001    By /s/ James W. Truitt
                                     --------------------------------
                                     James W. Truitt
                                     Vice President and Chief Financial Officer
                                     and Secretary
                                     (Executed on behalf of Registrant and
                                     as Principal Financial Officer)

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

10(a)             Letter agreement of AmSouth Bank dated May 15, 2001.

10(b) Fifth Amendment to Loan Agreement and Other Loan Documents by and between Martin Industries, Inc. and AmSouth Bank dated as of June 15, 2001.

10(c) Modified, Amended and Restated Line of Credit Note by and between Martin Industries, Inc., as Company, and AmSouth
                  Bank, as Lender, dated as of June 15, 2001.

10(d)             Modified, Amended and Restated Term Note by and between
                  Martin Industries, Inc., as Company, and AmSouth Bank, as Lender,
                  dated as of June 15, 2001.

---------------
*Incorporated by reference