Form 10-Q
period 2001-09-29
MARTIN INDUSTRIES INC /DE/
filed 2001-11-13
CIK 942143

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR 39-WEEK PERIOD ENDED SEPTEMBER 29, 2001          COMMISSION FILE NO. 0-26228

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

                     8,574,887 SHARES OF COMMON STOCK, $0.01
                       PAR VALUE, AS OF NOVEMBER 12, 2001

                             MARTIN INDUSTRIES, INC.

                                      INDEX

                                                                                                      PAGE
                                                                                                      ----
PART I.   FINANCIAL INFORMATION

          Item 1.       Financial Statements:

                        Unaudited Condensed Consolidated Balance Sheets as of
                        September 29, 2001 and December 31, 2000                                        2

                        Unaudited Condensed Consolidated Statements of
                        Operations and Comprehensive Loss for the 13-Week
                        and 39-Week Periods Ended September 29, 2001 and
                        September 30, 2000                                                              4

                        Unaudited Condensed Consolidated Statements of
                        Cash Flows for the 39-Week Periods Ended
                        September 29, 2001 and September 30, 2000                                       5

                        Notes to Unaudited Condensed Consolidated Financial Statements                  6

          Item 2.       Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                            12

          Item 3.       Quantitative and Qualitative Disclosure About
                        Market Risk                                                                    22

PART II.  OTHER INFORMATION

          Item 6.       Exhibits and Reports on Form 8-K                                               24


PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             MARTIN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS

                                                                                       September 29,          December 31,
                                                                                           2001                   2000
                                                                                       -------------          -------------
Current assets:
   Cash                                                                                $       1,000          $       3,000
   Accounts and notes receivable, less allowance for
      doubtful accounts of $1,470,000 and $1,634,000, respectively                         7,861,000              8,365,000
   Inventories                                                                            12,321,000             16,974,000
   Prepaid expenses and other assets                                                         736,000                800,000
                                                                                       -------------          -------------

      Total current assets                                                                20,919,000             26,142,000
                                                                                       -------------          -------------

   Property, plant and equipment, net                                                     11,296,000             12,904,000
   Goodwill, net of accumulated amortization of
      $269,000 and $246,000, respectively                                                    423,000                483,000
   Cash surrender value of life insurance                                                    161,000              1,638,000
   Other                                                                                     168,000                341,000
                                                                                       -------------          -------------

                                                                                             752,000              2,462,000
                                                                                       -------------          -------------

      Total assets                                                                     $  32,967,000          $  41,508,000
                                                                                       =============          =============

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                             MARTIN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       September 29,          December 31,
                                                                                           2001                    2000
                                                                                       -------------          -------------
LIABILITIES
   Current Liabilities:
     Short-term borrowings                                                             $   9,095,000          $   8,519,000
     Current portion of long-term debt                                                     3,142,000              2,461,000
     Accounts payable                                                                      7,789,000              6,833,000
     Accrued liabilities:
      Payroll and employee benefits                                                        1,769,000              2,135,000
      Product liability                                                                      946,000              1,076,000
      Warranty                                                                               658,000                707,000
      Workers' compensation                                                                  825,000                777,000
      Other                                                                                1,039,000                787,000
                                                                                       -------------          -------------

        Total current liabilities                                                         25,263,000             23,295,000
                                                                                       -------------          -------------

   Deferred compensation                                                                   1,778,000              1,917,000
                                                                                       -------------          -------------

        Total liabilities                                                                 27,041,000             25,212,000
                                                                                       -------------          -------------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 1,000,000 shares
      authorized; no shares issued and outstanding                                                 0                      0
   Common stock, $.01 par value; 20,000,000 shares
      authorized; 9,767,032 shares issued at September 29,
      2001 and 9,764,802 at December 31, 2000                                                 98,000                 98,000
   Paid-in capital                                                                        26,025,000             26,801,000
   Accumulated deficit                                                                   (13,878,000)            (3,596,000)
   Accumulated other comprehensive loss                                                   (1,038,000)              (831,000)
                                                                                       -------------          -------------

                                                                                          11,207,000             22,472,000
   Less:
   Treasury stock at cost (1,192,145 shares at
      September 29, 2001 and at December 31, 2000)                                         3,789,000              3,789,000
   Unearned compensation                                                                   1,492,000              2,387,000
                                                                                       -------------          -------------

        Total stockholders' equity                                                         5,926,000             16,296,000
                                                                                       -------------          -------------

        Total liabilities and stockholders' equity                                     $  32,967,000          $  41,508,000
                                                                                       =============          =============


The accompanying notes are an integral part of these condensed consolidated balance sheets.

                             MARTIN INDUSTRIES, INC.
                        CONDENSED CONSOLIDATED STATEMENTS
                      OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                               13-WEEK                                  39-WEEK
                                                            PERIOD ENDED                              PERIOD ENDED
                                                ------------------------------------        ----------------------------------
                                                   SEPT 29,              SEPT 30,              SEPT 29,             SEPT 30,
                                                     2001                 2000                   2001                 2000
                                                --------------        --------------        -------------        -------------
NET SALES                                       $   10,587,000        $   14,260,000        $  39,052,000        $  51,648,000

Cost of sales                                       11,094,000            13,929,000           38,006,000           48,908,000
                                                --------------        --------------        -------------        -------------

GROSS PROFIT (LOSS)                                   (507,000)              331,000            1,046,000            2,740,000
                                                --------------        --------------        -------------        -------------

Operating expenses:
  Selling                                            1,652,000             1,869,000            5,512,000            6,768,000
  General and administrative                         1,524,000             1,851,000            4,796,000            6,314,000
  Non-cash ESOP compensation                            23,000               108,000              118,000              374,000
  Restructure credit                                         0                     0                    0             (100,000)
                                                --------------        --------------        -------------        -------------
                                                     3,199,000             3,828,000           10,426,000           13,356,000
                                                --------------        --------------        -------------        -------------

OPERATING LOSS                                      (3,706,000)           (3,497,000)          (9,380,000)         (10,616,000)

Gain on sales of assets                                      0                (2,000)                   0             (714,000)
Interest expense                                       359,000               250,000              952,000              639,000
Interest and other income                              (12,000)              (31,000)             (50,000)            (164,000)
                                                --------------        --------------        -------------        -------------

LOSS BEFORE INCOME TAXES                            (4,053,000)           (3,714,000)         (10,282,000)         (10,377,000)

Provision for income taxes                                   0                     0                    0                    0
                                                --------------        --------------        -------------        -------------

NET LOSS                                        $   (4,053,000)       $   (3,714,000)       $ (10,282,000)       $ (10,377,000)
                                                ==============        ==============        =============        =============

Other comprehensive loss, net of tax:
  Foreign currency translation adjustment             (156,000)              (85,000)            (207,000)            (263,000)
                                                --------------        --------------        -------------        -------------

Comprehensive loss                              $   (4,209,000)       $   (3,799,000)       $ (10,489,000)       $ (10,640,000)
                                                ==============        ==============        =============        =============

BASIC AND DILUTED PER SHARE DATA:

Net loss                                        $        (0.51)       $        (0.48)       $       (1.28)       $       (1.35)
                                                ==============        ==============        =============        =============

Weighted average number of common
  shares outstanding                                 8,096,795             7,746,962            8,009,054            7,659,678
                                                ==============        ==============        =============        =============


The accompanying notes are an integral part of these condensed consolidated statements.

                             MARTIN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                      39-WEEK
                                                                                                   PERIOD ENDED
                                                                                       ---------------------------------------
                                                                                          SEPT 29,                 SEPT 30,
                                                                                            2001                     2000
                                                                                       --------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                            $  (10,282,000)          $  (10,377,000)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                                         1,780,000                1,744,000
      Gain on sales of assets                                                                       0                 (714,000)
      Provision (credit) for doubtful accounts and notes receivable                           (76,000)                 130,000
      Non-cash ESOP compensation                                                              118,000                  374,000
      Other changes in operating assets and liabilities                                     7,351,000                1,670,000
                                                                                       --------------           --------------

          Net cash used in operating activities                                            (1,109,000)              (7,173,000)
                                                                                       --------------           --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                      (264,000)              (2,255,000)
   Proceeds from sales of assets                                                                5,000                1,120,000
                                                                                       --------------           --------------

     Net cash used in investing activities                                                   (259,000)              (1,135,000)
                                                                                       --------------           --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term borrowings                                                                  642,000                7,484,000
   Net principal borrowings (payments) on long-term debt                                      719,000               (4,400,000)
                                                                                       --------------           --------------
Net cash provided by financing activities                                                   1,361,000                3,084,000
                                                                                       --------------           --------------

NET DECREASE IN CASH                                                                           (7,000)              (5,224,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                         5,000                   10,000
                                                                                       --------------           --------------

CASH AT THE BEGINNING OF THE PERIOD                                                             3,000                5,218,000
                                                                                       --------------           --------------

CASH AT THE END OF THE PERIOD                                                          $        1,000           $        4,000
                                                                                       ==============           ==============

Cash paid during the period for:
  Interest                                                                             $      741,000           $      499,000
  Income taxes                                                                         $            0           $            0

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

         In the opinion of management, the unaudited interim condensed consolidated financial statements included herein reflect all adjustments necessary to present fairly the information set forth therein. The Company's business is seasonal and cyclical with the potential for significant fluctuations in quarterly earnings; therefore, the consolidated results of operations for the 2000 and 2001 interim periods presented are not necessarily indicative of results for the full year.

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

2.  INVENTORIES

         During fiscal year 2000, the Company changed its method of accounting for inventories from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method, whereby the LIFO reserve of $5.3 million was retroactively restated in the consolidated financial statements in accordance with Accounting Principles Board ("APB") Opinion No. 20, Accounting Changes. There was no material effect of this restatement on the statement of operations for the 39-week period ended September 30, 2000. Management believes the FIFO method provides a better measurement of inventory valuation and operating results. Inventory costs include material, labor and overhead, and the Company evaluates raw materials, purchased parts, work-in-process and finished goods to ensure that inventory is not recorded at amounts in excess of estimated net realizable value. Inherent in the estimates of net realizable value are management's estimates related to the Company's customer demand, product mix and salvage value. At September 29, 2001 and December 31, 2000, the reserve for excess and obsolete inventory was $745,000 and $1,820,000, respectively. An analysis of inventories at September 29, 2001 and December 31, 2000 follows:

                                                                       September 29,        December 31,
                                                                           2001                2000
                                                                      --------------       -------------
Inventories valued at first-in, first-out ("FIFO") cost:
     Raw materials and purchased parts                                $   6,269,000        $   7,756,000
     Work-in-process                                                      1,747,000            2,129,000
     Finished goods                                                       4,305,000            7,089,000
                                                                      -------------        -------------

                                                                      $  12,321,000        $  16,974,000
                                                                      =============        =============

3.  INCOME TAXES

         The Company has net deferred tax assets resulting primarily from net operating loss ("NOL") carryforwards in United States jurisdictions of approximately $13,353,000 expiring in fiscal years 2019 through 2021, and NOL carryforwards in Canada of approximately $2,997,000 expiring in fiscal years 2001 through 2008.

         The Company establishes valuation allowances in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, and will continually review the adequacy of the valuation allowance.

         In assessing the valuation allowance established at December 31, 2000, the Company concluded that it should fully-reserve its net deferred tax assets as a result of continuing losses from operations and realization of the assets was not considered more likely than not. At September 29, 2001 and December 31, 2000, the valuation allowance for deferred taxes was $17,466,000 and $13,533,000, respectively.

4.  EARNINGS PER SHARE

         Basic earnings per share ("EPS") excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS has been computed based on the weighted average number of shares outstanding, including the effect of outstanding stock options, if dilutive, in each respective year.

A reconciliation of shares as the denominator of the basic EPS computation to the diluted EPS computation is as follows:

                                                                   13-Week Period Ended               39-Week Period Ended
                                                               -----------------------------     -------------------------------
                                                               September 29,   September 30,    September 29,     September 30,
                                                                   2001             2000             2001             2000
                                                               -------------   -------------    -------------     -------------
Weighted average shares-basic
     and diluted, excluding ESOP and
     stock options effects                                       5,757,078        5,654,586        5,756,171        5,654,136

Weighted average effect of ESOP
     shares committed to be released                             2,339,717        2,092,376        2,252,883        2,005,542
                                                                ----------       ----------       ----------       ----------

Weighted average number of
     common shares outstanding-basic
     and diluted                                                 8,096,795        7,746,962        8,009,054        7,659,678
                                                                ==========       ==========       ==========       ==========

Options outstanding of 506,644 and 546,514 for the 13-week and 39-week periods ended September 29, 2001 and September 30, 2000, respectively, were not included in the table above as they were anti-dilutive.

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

         During 1998, the Company effected a settlement with all but two of the former shareholders, and a contingent settlement with these two. The contingent settlement with the two former shareholders is subject to the adjudication or dismissal of certain litigation assumed upon the acquisition of Hunter and will result (if the contingency is satisfied and that portion of the settlement effectuated) in receipt by the Company of an additional $108,000 (including interest), and cancellation of notes and accrued interest totaling approximately $232,000.

         The Company is a party to various legal proceedings that are incidental to its business. Certain of these cases filed against the Company and other companies engaged in businesses similar to the Company often allege, among other things, product liability, personal injury and breach of contract and warranty. Such suits sometimes seek the imposition of large amounts of compensatory and punitive damages and trials by jury. In the opinion of management, after consultation with legal counsel responsible for these matters, the ultimate liability, if any, with respect to the proceedings in which the Company is currently involved is not presently expected to have a material adverse affect on the Company. However, the potential exists for unanticipated material adverse judgments against the Company, which would have an impact on the liquidity of the Company.

6.  SHORT-TERM BORROWINGS

         Effective June 15, 2001, the Company entered into an amended bank line of credit agreement with its primary bank lender for up to a maximum of $11 million which has been utilized to finance inventories, receivables and operations. The amount available to the Company under the line of credit is based upon the value from time to time of certain assets (i.e., the borrowing base) securing the line of credit. The amount available under the credit line was scheduled to be reduced to $6.0 million on October 31, 2001. The amendment extended the maturity date of the line of credit to January 1, 2002. As of September 29, 2001 and December 31, 2000, the outstanding balance on the line of credit was $8,225,000 and $7,023,000, respectively. As of September 29, 2001, the Company's borrowing capacity under the line of credit was $336,000. The line of credit is secured by the receivables and inventory of the Company (exclusive of the receivables and inventory of Hunter). Interest on the line of credit is payable monthly at a variable rate based on the lender's prime rate plus 1%, which at September 29, 2001 was 6.50%. Borrowings in excess of $10 million accrue interest at the lender's prime rate plus 3%. Further, under the terms of the amended credit agreement, the Company must meet certain monthly and quarterly financial covenants. As of September 29, 2001, the Company was not in compliance with each of the financial covenants. However, the Company has obtained a waiver for each of the covenants. The amendment to the credit facility also provides that the principal payments under the Company's term loan would be amortized and payable in monthly installments of $159,000 instead of semi-annually. As of September 29, 2001 and December 31, 2000, the outstanding balance of the term loan was $1,908,000 and $2,387,000, respectively. Interest on the term loan is payable monthly at the lender's prime rate plus 1%. The debt outstanding under the line of credit and term loan has been classified as current maturities.

         On September 1, 2001, October 22, 2001, October 31, 2001 and November 9, 2001, the Company entered into agreements with its primary bank lender whereby certain of the terms of the amended bank line of credit agreement were further amended. The lender agreed to provide a temporary overadvance in excess of the borrowing base in the amount of $250,000 until the earlier to occur of November 19, 2001 or the consummation of the sale of substantially all of the assets constituting the Broilmaster gas barbecue grill product line. For a further discussion of the Broilmaster sale, see Management's Discussion and Analysis of Financial Condition and Results of Operations. The maximum line of credit was reduced to $9.5 million from $11 million. The maximum line of credit will be further reduced to $7.5 million effective November 20, 2001. The lender deferred payment of the $159,000 installment of principal due October 15, 2001 under the term loan. This deferral effected an increase in the final payment due under the term loan on September 15, 2002. Upon the consummation of the sale of Broilmaster, the Company shall pay the lender the full amount outstanding under the term loan. If the Company wishes to obtain additional financing that is to be secured by the Company's real property that currently secures the term loan, the lender agreed to release its security interest in the real property in connection with the closing of such additional financing. In that event, the Company agreed that one-half of the proceeds of any such financing it obtains that is secured by the real property collateral will be applied to reduce the indebtedness then outstanding under the bank line of credit agreement. Finally, upon the consummation of the sale of the

Broilmaster product line, the proceeds in excess of the amount applied to retire the term loan will be applied to the indebtedness under the line of credit in order to reduce the indebtedness outstanding to no more than $7.5 million and the maximum available under the line of credit will be $7.5 million.

         During the second quarter of 2001, Hunter entered into an amended bank line of credit with a Canadian financial institution. The documentation reflecting the amendment is presently being completed. The credit agreement, as amended, provides for borrowings up to approximately $1.5 million. The credit line is subject to an annual renewal on April 1 each year. The line of credit is secured by Hunter's receivables, inventory, building and equipment. Interest on the line of credit is payable monthly at a variable rate equivalent to the financial institution's prime lending rate plus 1%, which at September 29, 2001 was 6.25%. As of September 29, 2001, and December 31, 2000, the outstanding balance of the line of credit was $716,000 and $1,334,000, respectively. The amendment also provides for the reduction of the maximum borrowing amount to approximately $905,000 upon the execution of a first mortgage loan. This reduction was implemented effective July 5, 2001 upon the execution of a two-year first mortgage loan agreement with a lending consortium for approximately $1.2 million. The mortgage loan is secured by Hunter's real property and building. Interest is payable monthly at a fixed rate of 10.75%. Principal payments are not due until the expiration of the agreement. In connection with the mortgage loan, the Company's principal Canadian lender took a second position with respect to its security interest in Hunter's real property and building.

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

                                                                           Segment Information
                                                ------------------------------------------------------------------------------
                                                        13-Week Period Ended                      39-Week Period Ended
                                                ----------------------------------        ------------------------------------
                                                   Sept 29,             Sept 30,             Sept 29,              Sept 30,
                                                     2001                 2000                 2001                  2000
                                                -------------        -------------        --------------        --------------
Gross sales:
Home heating products                           $   9,445,000        $  12,916,000        $   27,621,000        $   32,480,000
Leisure and other products                          1,264,000            1,531,000            11,713,000            19,497,000
                                                -------------        -------------        --------------        --------------
                                                $  10,709,000        $  14,447,000        $   39,334,000        $   51,977,000
                                                =============        =============        ==============        ==============
Reconciliation to net sales:
Gross sales                                     $  10,709,000        $  14,447,000        $   39,334,000        $   51,977,000
Freight revenue                                        78,000               34,000               276,000               371,000
Discounts and royalties                              (200,000)            (221,000)             (558,000)             (700,000)
                                                -------------        -------------        --------------        --------------

Net sales                                       $  10,587,000        $  14,260,000        $   39,052,000        $   51,648,000
                                                =============        =============        ==============        ==============

Gross margin:
Home heating products                           $   2,906,000        $   4,767,000        $    8,908,000        $   11,399,000
Leisure and other products                            360,000              509,000             3,751,000             7,164,000
                                                -------------        -------------        --------------        --------------
                                                $   3,266,000        $   5,276,000        $   12,659,000        $   18,563,000
                                                =============        =============        ==============        ==============

Reconciliation to gross profit (loss):
Gross margin                                    $   3,266,000        $   5,276,000        $   12,659,000        $   18,563,000
Freight revenue                                        78,000               34,000               276,000               371,000
Discounts and royalties                              (200,000)            (221,000)             (558,000)             (700,000)
Fixed costs, variances, reserves & other           (3,651,000)          (4,758,000)          (11,331,000)          (15,494,000)
                                                -------------        -------------        --------------        --------------

Gross profit (loss)                             $    (507,000)       $     331,000        $    1,046,000        $    2,740,000
                                                =============        =============        ==============        ==============

                                                   Sept 29,          December 31,
                                                     2001               2000
                                                -------------        -------------
Identifiable net assets (1) :
Home heating products                           $  15,552,000        $  18,898,000
Leisure and other products                          4,734,000            6,480,000
Other (2)                                           3,331,000            4,500,000
                                                -------------        -------------
                                                $  23,617,000        $  29,878,000
                                                =============        =============

---------------

(1) Represents Property, Plant and Equipment and Inventory (each net respective reserves).
(2) Represents amount attributable to the Company's corporate administration.

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

         The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its existing credit line agreement, to obtain additional financing or refinancing as may be required, and ultimately to re-establish profitable operations. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

         Management continues to implement and focus on strategies to return the Company to profitability. During 2000, payroll expenses were reduced approximately $10 million (on an annualized basis). The Company's manufacturing facilities were consolidated into a single U.S. factory and its Canadian factory. The significant production variances experienced during 2000 and 2001 have been, and continue to be addressed. The Company intends to continue reducing production scrap to acceptable minimal levels. Overall, the Company's operations have been, and will continue to be, restructured so that costs are in line with the expected level of sales. However, there can be no assurance that the Company's cost reductions and plant consolidations will be successful, that the Company will be able to meet the needs and expectations of its customers, or that the Company will achieve a level of revenue that will allow it to return to profitability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited interim condensed consolidated financial statements of the Company and notes thereto appearing elsewhere in this Form 10-Q. All references to the third quarter of 2001 and the third quarter of 2000 are referring to the 13-week periods ended September 29, 2001 and September 30, 2000, respectively. All references to the 2001 year-to-date period and the 2000 year-to-date period are referring to the 39-week periods ended September 29, 2001 and September 30, 2000, respectively.

GENERAL

         On October 18, 2001, the Company announced that it had entered into a letter of intent to sell its Broilmaster premium gas barbecue grill business. Subject to the terms and conditions in the letter of intent, including the completion of the buyer's due diligence review, the parties expect to sign a definitive agreement and close prior to the end of November 2001. The proposed sale of Broilmaster is consistent with the Company's strategic plan of increasing its emphasis and focus on its home heating and hearth products. There can be no assurance that the sale of the Broilmaster product line will be completed successfully. If the sale of the Broilmaster product line cannot be completed, the Company expects to continue to produce and sell Broilmaster premium barbeque grills as it has in the past and to continue to pursue other available strategic alternatives. However, the Company's amended credit agreement with its principal bank lender provides that the Company's available borrowing base will be reduced and the maximum line of credit will be decreased to $7.5 million on November 20, 2001. Also, the $250,000 temporary overadvance in excess of the borrowing base made available to the Company by its lender is due to be repaid by the Company on November 19, 2001. In the event the sale of the Broilmaster product line is not completed by November 19, 2001, the Company will not have adequate funds available to meet its obligations to its principal lender and, in the absence of a further extension and waiver, the lender will have all rights and remedies provided for in the amended credit agreement between the lender and the Company and the related security agreement.

         As previously reported, and as discussed further under "Liquidity and Capital Resources" below, effective June 15, 2001, the Company entered into an amended credit agreement with its primary lender for up to a maximum of $11 million. On September 1, 2001, October 22, 2001, October 31, 2001 and November 9, 2001, the Company entered into agreements with its primary lender whereby certain of the terms of the amended credit agreement were further amended. Under these amendments, the maximum line of credit was reduced to $9.5 million from $11 million. The maximum line of credit will be further reduced to $7.5 million effective November 20, 2001. The lender also agreed to provide a temporary overadvance in excess of the borrowing base in the amount of $250,000 until the earlier to occur of November 19, 2001 or the consummation of the sale of the Broilmaster gas barbecue grill product line. The lender also deferred payment of the $159,000 installment of principal due October 15, 2001 under the term loan. This deferral effected an increase in the final payment due under the term loan on September 15, 2002.

         These recent amendments also provide that in the event the sale of the Broilmaster product line is completed, the Company shall pay the lender the full amount outstanding under the term loan. At September 29, 2001, the outstanding amount was $1,908,000. If the Company wishes to obtain additional financing that is to be secured by the Company's real property that currently secures the term loan, the lender agreed to release its security interest in the real property in connection with the closing of such additional financing. In that event, the Company agreed that one-half of the proceeds of any such financing it obtains that is secured by the real property collateral will be applied to reduce the indebtedness then outstanding under the bank line of credit agreement. Finally, in the event the proposed sale of the Broilmaster product line is completed, proceeds in excess of the amount applied to retire the term loan are to be applied to the indebtedness under the line of credit in order to reduce the indebtedness outstanding to no more than $7.5 million.

         Under the terms of the amended credit agreement, the Company must meet certain monthly and quarterly financial covenants. As of September 29, 2001, the Company was not in compliance with each of these covenants. However, the Company has obtained a waiver for each of the covenant violations.

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

                                                                 13-Week Period Ended         39-Week Period Ended
                                                               -----------------------       -----------------------
                                                               Sept 29,       Sept 30,       Sept 29,       Sept 30,
                                                                 2001           2000           2001           2000
                                                               --------       --------       --------       --------
Net sales                                                        100.0%         100.0%         100.0%         100.0%

Cost of sales                                                    104.8           97.7           97.3           94.7
                                                                ------         ------         ------         ------
Gross profit (loss)                                               (4.8)           2.3            2.7            5.3

Operating expenses:
     Selling                                                      15.6           13.1           14.1           13.2
     General and administrative                                   14.4           13.0           12.3           12.2
     Non-cash ESOP compensation expense                            0.2            0.7            0.3            0.7
     Restructure credit                                            0.0            0.0            0.0           (0.2)
                                                                ------         ------         ------         ------
                                                                  30.2           26.8           26.7           25.9
                                                                ------         ------         ------         ------

Operating loss                                                   (35.0)         (24.5)         (24.0)         (20.6)
Gain on sales of assets                                            0.0            0.0            0.0           (1.4)
Interest expense                                                   3.4            1.7            2.4            1.2
Interest income                                                   (0.1)          (0.2)          (0.1)          (0.3)
                                                                ------         ------         ------         ------

Loss before income taxes                                         (38.3)         (26.0)         (26.3)         (20.1)
Provision for income taxes                                         0.0            0.0            0.0            0.0
                                                                ------         ------         ------         ------

Net loss                                                         (38.3)%        (26.0)%        (26.3)%        (20.1)%
                                                                ======         ======         ======         ======

13-WEEK PERIOD ENDED SEPTEMBER 29, 2001 COMPARED TO 13-WEEK PERIOD ENDED SEPTEMBER 30, 2000

Net Sales

         Net sales in the 13-week period ended September 29, 2001 decreased to $10.6 million from $14.3 million in the 13-week period ended September 30, 2000, a decrease of $3.7 million, or 25.8%.

Home Heating Products. Gross sales of home heating products decreased to $9.4 million in the third quarter of 2001 from $12.9 million in the third quarter 2000, a decrease of $3.5 million, or 26.9%. The decrease in gross sales of home heating products was primarily the result of a decrease in gross sales of hearth products of $2.3 million, or 21.8%. Particularly, sales of vent-free gas log sets decreased $1.2 million, sales of gas freestanding stoves decreased $660,000 and sales of gas fireplace inserts decreased $394,000. The decreases were attributable to a decrease in customer demand. Gross sales of heating appliances decreased $1.1 million, or 51.4%, primarily the result of a decrease in orders for vented and vent-free room heaters.

Leisure and Other Products. Gross sales of leisure and other products decreased $267,000, or 17.4%, in the third quarter of 2001 to $1.3 million as compared to $1.5 million in the third quarter of 2000. Gross sales of barbecue gas grills decreased $599,000, or 51.9%, in the third quarter of 2001, as compared to the third quarter of 2000. Sales orders have been lower this year as customers deplete overstocks from the 2000 grill season. Further, customer demand decreased in response to the general downturn in the economy. Sales of NuWay utility trailers increased $113,000, or 37.7%, to $413,000 in the third quarter of 2001. The production of utility trailers and related sales efforts were transferred to Hunter during the fourth quarter of 2000.

Gross Profit (Loss)

         Gross loss in the third quarter of 2001 was $507,000 as compared to a gross profit of $331,000 in the third quarter of 2000, a change of $838,000. Gross margin, defined as gross sales less production costs, decreased to $3.3 million in the third quarter of 2001 from $5.3 million in the third quarter of 2000.

Home Heating Products. The gross margin on sales of home heating products in the third quarter of 2001 was $2.9 million, or 30.8% of home heating sales. The gross margin on home heating products in the third quarter of 2000 was $4.8 million, or 36.9% of home heating sales. The decrease in gross margin percentage was primarily the result of the decrease in gross sales of higher margin vent-free gas logs and gas freestanding stoves.

Leisure and Other Products. The gross margin on sales of leisure and other products in the third quarter of 2001 was $360,000, or 28.5% of leisure and other sales. The gross margin on sales of leisure and other products in the third quarter of 2000 was $509,000, or 33.2% of leisure and other sales. The decrease in gross margin percentage in the leisure and other segment was primarily the result of the decrease in sales of higher margin barbecue grills as a percentage of total leisure and other sales.

Selling Expenses

         Selling expenses in the third quarter of 2001 decreased to $1.7 million from $1.9 million in the third quarter of 2000, a decrease of $217,000, or 11.6%, primarily as a result of decreased administrative and co-op advertising expenses, partially offset by an increase in commissions. Selling expenses as a percentage of net sales increased to 15.6% in the third quarter of 2001 from 13.1% in the third quarter of 2000, primarily due to the decrease in net sales.

General and Administrative Expenses

         General and administrative expenses decreased $327,000, or 17.7%, in the third quarter of 2001 as compared to the third quarter of 2000. The decrease was primarily the result of a decrease in payroll and related expenses, partially offset by an increase in depreciation and amortization expense associated with an additional phase of a computer systems change implemented on January 1, 2001.

Non-cash ESOP Compensation Expense

         Non-cash ESOP compensation expense was $23,000 in the third quarter of 2001 as compared to $108,000 in the third quarter of 2000, a decrease of $85,000, or 78.7%. In the third quarter of 2001, 86,835 shares of unallocated ESOP stock were committed to be released as compensation at an average fair value of $0.26 per share as compared to 86,835 shares committed to be released as compensation at an average fair value of $1.24 per share in the third quarter of 2000.

Interest Expense

         Interest expense in the third quarter of 2001 was $359,000 as compared to $250,000 in the third quarter of 2000, an increase of $109,000, or 43.6%. The increase was attributable to an increase in average outstanding debt.

Interest Income

         Interest income in the third quarter of 2001 was $12,000 as compared to $31,000 in the third quarter of 2000, a decrease of $19,000, or 61.3%. The decrease was attributable to a decrease in average outstanding investments.

Provision for Income Taxes

         During the third quarter of 2001 and 2000, the Company did not record a credit for income taxes as the deferred tax assets resulting from the Company's operating losses were fully reserved. See Note 3 to Notes to Condensed Consolidated Financial Statements.

39-WEEK PERIOD ENDED SEPTEMBER 29, 2001 COMPARED TO 39-WEEK PERIOD ENDED SEPTEMBER 30, 2000

Net Sales

         Net sales in the 39-week period ended September 29, 2001 decreased to $39.1 million from $51.6 million in the 39-week period ended September 30, 2000, a decrease of $12.6 million, or 24.4%.

Home Heating Products. Gross sales of home heating products decreased to $27.6 million in the 2001 year-to-date period from $32.5 million in the 2000 year-to-date period, a decrease of $4.9 million, or 15.0%. The decrease in gross sales of home heating products was primarily the result of a decrease in gross hearth products sales of $4.7 million, or 16.0%, to $24.8 million. During the first quarter of 2001, hearth product sales were negatively impacted by lower housing starts due to inclement weather, particularly in the South and Southeast, and the continued depression in the manufactured home industry. During the second quarter of 2001, sales of hearth products increased to partially offset the decrease in sales during the first quarter. However, as a result of a decrease in customer demand, largely associated with general economic conditions, the sales of the Company's hearth products decreased during the third quarter of 2001. Gross sales of heating appliances during the 2001 year-to-date period were essentially unchanged as compared to the 2000 year-to-date period.

Leisure and Other Products. Gross sales of leisure and other products decreased $7.8 million, or 39.9%, in the 2001 year-to-date period to $11.7 million as compared to $19.5 million in the 2000 year-to-date period. Gross sales of barbecue gas grills decreased $7.6 million, or 48.5%, in the 2001 year-to-date period, as compared to the 2000 year-to-date period, primarily as a result of delays in orders received from the Company's customers during the first and second quarters of 2001. According to several of these customers, the delays in orders have been caused by a desire to reduce customer inventory levels. As fiscal year 2001 began, there was an overall carryover of 2000 purchases remaining in the field. In previous years, customers have generally purchased the majority of their forecasted inventory requirements during the first quarter under the Company's "dating" program. Rather than continue to purchase under the dating program, many customers elected to purchase over a longer period of time as consumer demand dictates. The $599,000 decrease in sales during the third quarter of 2001 was primarily the result of the overall downturn in the economy. Sales of NuWay utility trailers decreased $80,000, or 3.3%, to $2.4 million in the 2001 year-to-date period. The production of utility trailers and related sales efforts were transferred to Hunter, the Company's Canadian facility, during the fourth quarter of 2000.

Gross Profit

         Gross profit in the 2001 year-to-date period was $1.0 million as compared to $2.7 million in the 2000 year-to-date period, a decrease of $1.7 million, or 61.8%. Gross margin, defined as gross sales less production costs, decreased to $12.7 million in the 2001 year-to-date period from $18.6 million in the 2000 year-to-date period.

Home Heating Products. The gross margin on sales of home heating products in the 2001 year-to-date period was $8.9 million, or 32.3% of home heating sales. The gross margin on home heating products in the 2000 year-to-date period was $11.4 million, or 35.1% of home heating sales. The decrease in gross margin percentage was primarily the result of the decrease in sales of higher margin vent-free gas logs and gas freestanding stoves.

Leisure and Other Products. The gross margin on sales of leisure and other products in the 2001 year-to-date period was $3.8 million, or 32.0% of leisure and other sales. The gross margin on sales of leisure and other products in the 2000 year-to-date period was $7.2 million, or 36.7% of leisure and other sales. The decrease in gross margin percentage was primarily the result of the decrease in sales of higher margin barbecue grills.

Selling Expenses

         Selling expenses in the 2001 year-to-date period decreased to $5.5 million from $6.8 million in the 2000 year-to-date period, a decrease of $1.3 million, or 18.6%, primarily the result of decreased administrative, promotion, advertising and co-op advertising expenses, partially offset by an increase in commissions. Selling expenses as a percentage of net sales increased to 14.1% in the 2001 year-to-date period from 13.1% in the 2000 year-to-date period, primarily due to the decrease in net sales.

General and Administrative Expenses

         General and administrative expenses decreased $1.5 million, or 24.0%, in the 2001 year-to-date period as compared to the 2000 year-to-date period. The decrease was primarily the result of a decrease in payroll and related expenses, partially offset by an increase in depreciation and amortization expense associated with an additional phase of a computer systems change implemented on January 1, 2001.

Non-cash ESOP Compensation Expense

         Non-cash ESOP compensation expense was $118,000 in the 2001 year-to-date period as compared to $374,000 in the 2000 year-to-date period, a decrease of $256,000, or 68.4%. In the 2001 year-to-date period, 260,505 shares of unallocated ESOP stock were committed to be released as compensation at an average fair value of $0.45 per share as compared to 260,505 shares committed to be released as compensation at an average fair value of $1.44 per share in the 2000 year-to-date period.

Restructure Credit

         The restructure credit of $100,000 recorded during the 2000 year-to-date period represents a reduction of the reserve for the Huntsville, Alabama plant closing. The reduction was based on the Company's analysis that the original reserve for group insurance claims should be reduced based on a lower-than-anticipated number of terminated employees participating in the Company's self-insured insurance plan. The estimated reserve remaining at September 29, 2001 and December 31, 2000 was $0.

Gain on Sales of Assets

         The gain on sales of assets of $714,000 recorded during the 2000 year-to-date period includes the gain on sale of certain undeveloped land and rental property of $75,000 and the gain on sale of the Company's Huntsville, Alabama manufacturing plant and certain equipment of $637,000. In connection with these sales, the Company received total proceeds of $124,000 and $953,000, respectively.

Interest Expense

         Interest expense in the 2001 year-to-date period was $952,000 as compared to $639,000 in the 2000 year-to-date period, an increase of $313,000, or 49.0%. The increase was attributable to an increase in average outstanding debt.

Interest Income

         Interest income in the 2001 year-to-date period was $50,000 as compared to $164,000 in the 2000 year-to-date period, a decrease of $114,000, or 69.5%. The decrease was attributable to a decrease in average outstanding investments.

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

 The Company will adopt FAS 141 and FAS 142 on January 1, 2002, and expects the adoption of these standards to have no material impact on its financial condition, results of operations or cash flows.

         In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes both FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions for the disposal of a segment of a business contained in APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." FAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations. The provisions of FAS No. 144 are effective beginning in 2002 and the Company has not yet quantified the impact of adopting FAS No. 144 on its financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations from internally generated funds and seasonal borrowings under its bank lines of credit. The Company's primary capital requirements are for working capital, capital expenditures and debt service. In addition, as a result of the Company's Common Stock being delisted from Nasdaq, the terms of the Company's Employee Stock Ownership Plan ("ESOP") provide that participants will have the option from time to time to cause the Company to repurchase shares distributed to them for the then fair market value of the shares. The Company anticipates that ESOP participants could require the Company to, upon demand, repurchase up to approximately 150,000 shares. In addition to the foregoing, the Company estimates that participating employees eligible for retirement during the next five years could require the Company to repurchase approximately 35,000 shares of Common Stock per year over the next five years. However, these estimates rely on information currently available to the Company and there can be no assurance that the actual number of shares which the Company is obligated to repurchase will not be materially different from the Company's estimates.

         The financial statements as of and for the year ended December 31, 2000 were prepared on a going concern basis. As shown in the financial statements, presented in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001, during the year ended December 31, 2000, the Company incurred a net loss of $24.6 million. The Company experienced significant losses during the previous two years, which losses are expected to continue during 2001. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its existing credit line, as amended and extended, to obtain additional financing or refinancing as may be required, and ultimately to return to profitable operations.

         The Company finances interim working capital requirements with cash and bank lines of credit, one with its principal lender and one with a Canadian financial institution. Under the terms of the Company's amended credit agreement with its principal lender, the line of credit expires on January 1,

2002. As of the date of this filing, a maximum of $9.5 million is available to the Company under the amended line of credit. The actual available amount under the amended line of credit is based on the value from time to time of certain assets (i.e., the borrowing base) securing the credit facility. The maximum amount available under the revised line of credit will be reduced to $7.5 million on November 20, 2001. The line of credit is secured by the receivables and inventory of the Company (exclusive of the receivables and inventory of Hunter). Interest on the line of credit is payable monthly at a variable rate based on the lender's prime rate plus 1%, which at September 29, 2001 was 6.50%. As of September 29, 2001, the Company's borrowing capacity under the line of credit was $336,000 and the outstanding balance was $8.2 million.

         The term loan ("Bank Loan") obtained by the Company in 1993 to finance the purchase of 3,489,115 shares of Company Common Stock by the Company's ESOP provides for monthly principal payments of $159,000 and is due on September 15, 2002. Interest on the Bank Loan is payable monthly at a variable rate based on the lender's prime rate plus 1%, which at September 29, 2001 was 6.50%. The Bank Loan is secured by a lien on the Company's buildings and equipment (exclusive of Hunter). As of September 29, 2001, the outstanding balance of the Bank Loan was $1.9 million. The debt owing under the line of credit with the Company's principal lender and the Bank Loan has been classified as current maturities.

         During the second quarter of 2001, Hunter entered into an amended bank line of credit with a Canadian financial institution. The documentation reflecting the amendment is presently being completed. The credit agreement, as amended, provides for borrowings up to approximately $1.5 million with the maximum available amount to be reduced to approximately $905,000 upon the execution of a first mortgage loan. This reduction was implemented effective July 5, 2001. The credit line is subject to an annual renewal on April 1 each year. The line of credit is secured by Hunter's receivables, inventory, building and equipment. Interest on the line of credit is payable monthly at a variable rate equivalent to the financial institution's prime lending rate plus 1%, which at September 29, 2001 was 6.25%. As of September 29, 2001, the outstanding balance of the line of credit was $716,000. As noted above, effective July 5, 2001, Hunter entered into a two-year first mortgage loan agreement with a lending consortium for approximately $1.2 million. The mortgage loan is secured by Hunter's real property and building. Interest is payable monthly at a fixed rate of 10.75%. Principal payments are not due until the expiration of the agreement. In connection with the mortgage loan, the Company's principal Canadian lender took a second position with respect to its security interest in Hunter's real property and building.

         As discussed above, the Company is currently pursuing the sale of its Broilmaster premium barbeque gas grill product line and has entered into a letter of intent with respect to a proposed sale. In the event the sale is successfully completed, the Company expects the proceeds from the sale to enable the Company to reduce its indebtedness with its principal lender to required levels and, along with cash flow from operations and available financing, to fund its anticipated working capital needs, capital expenditures and debt service requirements until the January 1, 2002 expiration of the Company's credit agreement with its principal lender. However, because future cash flows and the availability of financing depend on a number of factors, including prevailing economic conditions and financial, business and other factors beyond the Company's control, there can be no assurance that the Company will continue to generate funds or have credit available to it that will enable it to continue to fund its operations. Further, there can be no assurance that additional financing or, if the Company's current line of credit is not extended or renewed, financing to replace the existing line of credit will be available beyond fiscal year 2001. If such financing is not available, the Company will be unable to continue to fund its operations and the business, operations and financial condition of the Company will be materially adversely affected.

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

FINANCIAL POSITION

         Cash and short-term investments in the 2001 year-to-date period decreased $7,000 primarily as a result of a net loss of $10.3 million, partially offset by net short-term and long-term borrowings of $1.4 million. Additionally, accounts payable increased $956,000. In an effort to reduce its carrying costs, the Company reduced inventory levels by $4.7 million. Accounts receivable decreased $504,000 in the 2001 year-to-date period. The decrease in accounts receivable was primarily the result of the collection of dating receivables for grills and heating appliances. In an effort to better control its production schedule in light of the seasonal nature of its barbecue gas grill and heating appliance business, the Company utilizes early booking programs under which customers receive favorable dating terms for placing their orders early and permitting the Company to ship the products at "factory convenience." However, as noted previously, participation in the dating program for grills has decreased as customers desire to reduce their inventory levels in response to general economic conditions.

         The Company's current ratio (current assets divided by current liabilities) is .83:1.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates as part of its normal operations. The Company has estimated its market risk exposures using sensitivity analyses assuming a 10% change in market rates.

FOREIGN CURRENCY EXCHANGE RATE RISK

         Due to its Canadian operations, the Company has assets, liabilities, operations and cash flows in the Canadian currency. Fluctuations in foreign currency exchange rates impact the U.S. dollar value of Canadian dollar assets, liabilities, operations and cash flows. The Company translates the Canadian dollar income statement to U.S. dollars using the average rate of exchange and translates the Canadian dollar balance sheet to U.S. dollars using the closing rate of exchange. Certain accounts (e.g., capital stock) are translated using an historical exchange rate. Consequently, unrealized foreign currency translation adjustments are reported as a separate component of stockholders' equity. To illustrate the potential impact of changes in foreign currency exchange rates on the unrealized foreign currency translation adjustment, a hypothetical 10% change (decrease) in the average and closing exchange rates for the nine-month period ended September 29, 2001 would have increased the unrealized foreign currency translation adjustment (a loss) by $491,000.

INTEREST RATE RISK

         At September 29, 2001, the Company had $1.9 million of debt outstanding at a variable interest rate of the lender's prime rate plus 1%. The debt is scheduled to mature in September 2002. Therefore, the Company is exposed to interest rate fluctuations on the debt balance. A hypothetical increase of 10% (for example, the prime rate of 5.50% would increase to 6.05%) in the prime lending rate would not cause the Company's interest expense to increase significantly.

         Effective January 1, 2000, the Company entered into a secured bank line of credit of up to a maximum of $11.0 million which is to be utilized to finance inventories, receivables and operations on an interim basis. Effective October 22, 2001, the maximum was reduced to $9.5 million. Further, the maximum line of credit will be reduced to $7.5 million effective November 20, 2001. Interest on the line of credit is payable monthly at the lender's prime rate plus 1%. A hypothetical increase of 10% in the prime rate would not cause the Company's interest expense to increase significantly.

         Further, Hunter maintains a secured bank line of credit of up to a maximum of approximately $905,000 which is to be utilized to finance inventories, receivables and operations. Interest on the line of credit is payable monthly at a variable rate based on the lender's prime rate plus 1.0%. A hypothetical increase of 10% in the prime lending rate would not cause the Company's interest expense to increase significantly.

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

                  10(a)    Letter agreement of AmSouth Bank dated September 1, 2001.

                  10(b)    Letter agreement of AmSouth Bank dated October 22, 2001.

                  10(c)    Letter agreement of AmSouth Bank dated October 31, 2001.

                  10(d)    Letter agreement of AmSouth Bank dated November 9, 2001.

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

---------------
*Incorporated by reference

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995:

With the exception of historical information, the matters and statements discussed, made or incorporated by reference in this Quarterly Report on Form 10-Q constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Specifically, this Quarterly Report on Form 10-Q contains forward-looking statements regarding:

         - the Company's beliefs with respect to the funding of its operations during fiscal year 2001 and thereafter;

         - the Company's belief concerning the performance of certain covenants contained in its current loan agreement with its primary lender;

         -        the Company's proposed sale of its Broilmaster product line;

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. In particular, there can be no assurance that the Company will be successful in completing the proposed sale of its Broilmaster product line or in its pursuit of other strategic alternatives; that the Company will continue to generate funds or have credit available to it that is sufficient to continue to fund its operations; that the Company will be able to perform the covenants contained in its current loan agreement with its primary lender or that if it fails to perform the covenants, the Company will be able to obtain necessary waivers from its lenders; that the Company's cost reduction and plant consolidations will be successful or that the Company will achieve a level of revenue that will allow the Company to return to profitability; that the Company will be able to successfully implement or complete the short-term and long-term programs being undertaken by the Company; that the Company's new products will meet its expectations; that the Company will be able in the future to meet the needs and expectations of its customers; that the Company will not exceed the estimated reserve for excess and obsolete inventories or will utilize deferred tax assets related to net operating loss carryforwards. These assumptions, risks and uncertainties include, but are not limited to, those associated with general economic cycles; the cyclical nature of the industries in which the Company operates and the factors related thereto, including consumer confidence levels, inflation, employment and income levels, the availability of credit, and factors affecting the housing industry; the potential in the Company's business to experience significant fluctuations in quarterly earnings; the Company's ability to generate cash or secure adequate financing to fund its operations; the Company's business strategy; potential losses from product liability and personal injury lawsuits; the effects of seasonality and weather conditions on the Company's home heating product sales and other sales; fluctuations in quarterly earnings due to ESOP accounting; the effect of existing and new governmental and environmental regulations applicable to the Company; the dependence of the Company on key personnel; the highly competitive nature of each of the industries in which the Company operates; the volatility of the stock price at which outstanding shares of the Company may trade from time to time; currency fluctuations, exchange controls, market disruptions and other effects resulting from the terrorist attacks on New York and Washington on September 11, 2001 and actions, including armed conflict, by the United States and other governments in reaction thereto; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Commission, including the Company's Annual Report on Form 10-K filed with the Commission on April 2, 2001. The Company expressly disclaims any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    MARTIN INDUSTRIES, INC.
    Date:  November 12, 2001       By  /s/ James W. Truitt
                                     ------------------------------------------
                                     James W. Truitt
                                     Vice President and Chief Financial Officer
                                     and Secretary
                                     (Executed on behalf of Registrant and
                                     as Principal Financial Officer)

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

10(a)      Letter agreement of AmSouth Bank dated September 1, 2001.

10(b)      Letter agreement of AmSouth Bank dated October 22, 2001.

10(c)      Letter agreement of AmSouth Bank dated October 31, 2001.

10(d)      Letter agreement of AmSouth Bank dated November 9, 2001.

---------------
*Incorporated by reference