Form 10-K405
period 2001-12-31
MARTIN INDUSTRIES INC /DE/
filed 2002-04-01
CIK 942143

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K



(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2001
                          ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   0-26228
                       ---------------------


                             MARTIN INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       DELAWARE                                                                   63-0133054
-----------------------------------------------------                  ----------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                       (I.R.S. Employer Identification No.)

     301 EAST TENNESSEE STREET, FLORENCE, ALABAMA                                                    35630
-----------------------------------------------------                  ----------------------------------------------------------
       (Address of principal executive offices)                                                   (Zip Code)

Registrant's telephone number, including area code   (256) 767-0330
                                                   --------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                                                           Name of each exchange on
                  Title of each class                                                          which registered

                         None                                                                        None
-----------------------------------------------------                  ---------------------------------------------------------


Securities registered pursuant to Section 12(g) of the Act:   COMMON STOCK,
                                                              $0.01 PAR VALUE
                                                             ----------------

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

AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NONAFFILIATES AS OF MARCH 28, 2002 $438,285


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      COMMON STOCK, $0.01 PAR VALUE, AS OF MARCH 28, 2002: 8,577,480 SHARES

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

    (1) Proxy Statement for 2002 annual meeting of stockholders - Part III.

                        -------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         The Company manufactures home heating products. The Company's home heating products are marketed under the Martin Gas Products, Martin Fireplace and Atlanta Stove brand names, representing over 150 combined years in the home heating appliance marketplace. The home heating industry is cyclical in nature, with sales being affected by general economic cycles, consumer confidence levels, inflation, employment and income levels and the availability of credit generally. The Company's fireplace business is also influenced by factors affecting the housing industry, such as housing demand, the availability of financing and the level and stability of interest rates. Sales of home heating products and, in particular, gas heaters (other than fireplaces), historically have been seasonal in nature, with sales being directly affected by weather conditions. The Company manufactures its products at its facility located in Athens, Alabama and markets its products throughout the United States through a variety of distribution channels.

         During the fourth quarter of 2001, the Company sold certain of its assets constituting its Broilmaster premium gas barbecue grill business. The purchase price for this business was $4,960,000 in cash, of which $400,000 was paid into escrow accounts pending a final physical inventory and in order to make funds available for future product warranty claims and to meet indemnification requirements. See Note 16 of Notes to Consolidated Financial Statements.


         During the first quarter of 2002, the Company transferred all of the shares of its wholly-owned subsidiary, 1166081 Ontario Inc., to Roger Vuillod, the manager and sole director of the Company's Canadian subsidiary Hunter Technologies Inc. ("Hunter"). 1166081 Ontario Inc. holds all of the shares in Hunter. In connection with this transfer, the Company also assigned $4.3 million in intercompany debt, which Hunter owed to the Company, to Mr. Vuillod. According to the terms of the assignment, as Mr. Vuillod collects payment on the debt, he is required to pay a percentage of the collection to the Company. In connection with the transaction with Mr. Vuillod, the Company assigned to Hunter the assets used in the manufacture and distribution of NuWay do-it-yourself trailers, which have been manufactured by Hunter since the fourth quarter of 2000. Under the terms of the share transfer, Mr. Vuillod has assumed all obligations and liabilities associated with the ownership of the shares of the Canadian subsidiaries. The impact of the deconsolidation of 1166081 Ontario Inc. was approximately $6.1 million and is reflected in Loss on Abandonment of Subsidiary in the Consolidated Statements of Operations. See Note 15 of Notes to Consolidated Financial Statements.

GOING CONCERN MATTERS

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the year ended December 31, 2001 and 2000, the Company incurred net losses of $15,886,000 and $24,593,000, respectively. The Company also has short-term borrowings of $5,567,000 as of December 31, 2001. The balance is payable to the Company's primary lender under a bank line of credit agreement. The line of credit agreement expires on April 1, 2002. However, the Company is aggressively pursuing a more permanent form of financing. There can be no assurance, however, that any new credit arrangement will be finalized or further extensions granted beyond April 1, 2002.

         Although the Company incurred a net loss in 2001, management continued to implement and focus on strategies to return the Company to profitability. During 2001, payroll expenses were reduced approximately $3 million (on an annualized basis). The production variances experienced during fiscal 2000 improved significantly during 2001. However, the Company continued to experience overhead variances because, due to lower sales volume, production levels were not high enough to cover the overhead in the plant. The Company's operations have been, and continue to be, restructured in an attempt to bring costs in line with the expected level of sales. However, there can be no assurance that the Company's cost reductions will be successful, that the Company will be able to meet the needs and expectations of its customers, or that the Company will achieve a level of revenue that will allow it to return to profitability.

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


         Gross sales, gross margin, identifiable assets and other financial data of the Company's industry segments for the three years ended December 31, 2001 are contained in Note 13 of Notes to Consolidated Financial Statements. Gross sales is defined as sales, net of sales returns, discounts and credits. Net sales is defined as gross sales less sales deductions (cash discounts and royalties). Gross margin is defined as gross sales less production costs.

PRODUCTS

         Home Heating Products. Home heating products represent the largest segment of the Company's business, contributing $34.0 million, or 96.4% of gross sales in 2001. The Company manufactures and distributes a broad line of vented and vent-free gas heaters and furnaces under the Martin Gas Products and Atlanta Stove brand names and a variety of models of gas logs, gas stoves, pre-engineered wood and gas fireplaces and gas inserts under the Martin Gas Products, Martin Fireplaces and Atlanta Stove brand names. Prior to the transfer of its Canadian subsidiaries in the first quarter of 2002, the Company also manufactured and distributed home heating products under the Hunter brand name. The Company no longer manufactures and distributes home heating products under the Warm Morning or Prime Heat brand names.

         The Company manufactures and distributes its hearth products in a range of prices for each of the common fuel categories (i.e., wood and gas logs that burn natural gas or liquefied petroleum) and in a wide variety of designs. Gross sales of fireplaces, gas logs and freestanding gas stoves were $30.7 million, $38.4 million and $51.6 million in 2001, 2000 and 1999, respectively, which represented 70.6%, 60.0% and 57.5% of total gross sales in those respective periods.

         In 2001, the Company produced and marketed a variety of vent-free and vented room heaters, direct-vent wall furnaces, wall furnaces and floor furnaces. Gross sales of heating appliances were $3.3 million, $4.6 million and $15.2 million in 2001, 2000 and 1999, respectively, which represented 7.6%, 7.2% and 16.9% of total gross sales in the respective periods.

         Leisure and Other Products. Prior to its sale of the Broilmaster premium gas barbecue grill business in the fourth quarter of 2001, the Company manufactured and marketed a number of models of its Broilmaster grills with premium features. The Broilmaster business is reflected as a discontinued operation in the Consolidated Financial Statements as explained in Note 16 of Notes to Consolidated Financial Statements.

         Prior to its transfer of its NuWay product line to Hunter in February 2002, the Company produced several models of partially-assembled and unassembled metal trailer kits at its plant in Orillia, Ontario.

         The Company's investment in research and development totaled $1.3 million in 2001, $2.1 million in 2000 and $2.4 million in 1999.

MANUFACTURING

         The Company maintains a variety of metal fabrication equipment, including extensive shearing, press and metal forming and welding equipment, paint systems, machine shops, maintenance equipment, warehouse space, shipping and receiving, and computerized materials requirements planning, production and inventory control systems.

         The principal materials used in the production of the Company's products include aluminized, galvanized, stainless, hot-rolled and cold-rolled steel, valves, controls, burners, paint and other finishing materials and packaging. All raw materials used in finished products are centrally sourced and obtained by the purchasing department in Athens, Alabama. The Company is not a party to any long-term supply contracts which are material to its business. Management believes that the materials used in the production of the Company's products are available at competitive prices from an adequate number of alternative suppliers. With the exception of certain customized products, the Company does not believe that the loss of any single supplier would have a material adverse effect on the Company's business. Because the Company is dependent upon outside suppliers for all of its raw material needs, no assurance can be given that the Company will continue to have available necessary raw materials at reasonable prices or that any increases in raw material costs or changes in purchasing terms would not have a material adverse effect on the Company's financial condition or results of operations.

         The Company's products are typically shipped from the manufacturing plant to the Company's customers. Shipments are scheduled by the customer service and shipping departments through the use of a computerized sales order management system, allowing the Company to inform customers of product availability and facilitating timely shipment of orders.

SALES AND MARKETING


         The Company's products are marketed through several divisions, each of which is focused on specific channels of distribution. Similar home heating products are offered under different brand names through different divisions and the distribution channels associated therewith.

         The Company's Martin Fireplace brand is sold throughout the United States through building products distributors that resell to retailers, building supply houses and lumber yards. Often, these building products distributors sell direct to new home builders on an "installed" basis using the distributor's own installation crews.

         The Company's gas heating appliances are sold primarily throughout the eastern United States through its Martin Gas and Atlanta Stove brands. Martin Gas products are sold through a two-step distribution process utilizing gas equipment and hardware wholesalers to supply products to specialty hearth product and home decor retailers, as well as retail lumber outlets and HVAC installers. Atlanta Stove products are also sold through gas equipment wholesalers, but primarily service liquefied petroleum chains, hardware retailers, and natural gas utilities.

         Prior to the transfer of the Canadian subsidiaries in February 2002, the Company sold Hunter brand fireplaces and gas heating appliances in the United States and Canada. See Note 15 of Notes to Consolidated Financial Statements.

         The Company employs a sales staff of field sales and support personnel and also utilizes independent manufacturers' agencies, which work on a commission basis and in many cases have several salesmen representing the Company's products. Although most manufacturers' representatives utilized by the Company also sell products other than those produced by the Company, none sell products in direct competition with those of the Company. The Company's sales force covers the United States, with field sales personnel generally living in or near the sales territories for which they are responsible. The Company holds regular regional and national sales meetings at which product development sessions, performance reviews and planning workshops are conducted. All field sales efforts for the Company are supported by regional sales managers and a sales and marketing staff of 16 people located at the Company's corporate headquarters.

         The Company promotes its products principally through direct contact with its customers, published sales programs, participation in national and regional trade shows and print advertising. A majority of the Company's media advertising is through trade publications. The Company maintains an in-house media buying service as well as extensive printing capabilities.

         The Company holds registered and unregistered trademarks including "Martin Industries", "Martin", "Warm Morning" and "Prime Heat", among others. Several of the Company's trademarks are registered with the United States Patent and Trademark Office.

BACKLOG

         The Company's backlog is based upon customer purchase orders that the Company believes are firm. At December 31, 2001, the Company's backlog of orders was approximately $2.1 million, as compared to a backlog of $5.6 million at December 31, 2000. While backlog volume generally indicates the production levels at which the Company will operate at any particular time, it is not usually indicative of sales for a full year or future operating performance. This is due partly to the seasonal nature of the Company's gas heaters and its use of early booking programs for these products. Also, fireplaces are generally produced and shipped as orders are received.

         The Company utilizes early booking programs for its gas heaters. This allows the Company to project sales early in the year and plan production accordingly. In general, the Company takes early booking orders for its gas heaters in the first and second quarters and fills the majority of these orders in the second and third quarters, with fill-in orders being shipped in the fourth quarter and to a lesser degree in the ensuing first quarter. Unseasonably warm weather results in higher customer inventories that in turn result in fewer fourth quarter customer fill-in orders and lower response to the Company's early booking programs for the following year. The Company has experienced a decline in its early booking orders due to its focus on the sale of fireplaces.

         Notwithstanding the early booking programs, sales are recognized by the Company when the product is shipped. Customer orders for products other than orders placed under the early booking programs are accepted and filled by the Company as received and shipped at the customer's request.

COMPETITION

         The industry in which the Company manufactures and sells products is highly competitive. Although competitive factors vary by product line, competition in all product lines is based primarily on product quality, product innovation, customer service and price. The Company also believes that a manufacturer's relationship with its distributors is a key factor in the industries in which the Company competes.

         Within the home heating products industry, there are several large manufacturers of gas heaters and hearth products. There are a number of manufacturers producing pre-engineered fireplaces, gas logs and related accessories similar to those produced by the Company. The pre-engineered fireplace market is the largest market in which the Company participates and is very competitive, with ten principal manufacturers comprising a large portion of this industry. Over the last few years, a number of additional manufacturers have joined the already highly competitive gas log market.

EMPLOYEES

         At March 28, 2002, the Company had 343 full-time employees. The Company also from time to time utilizes temporary employees in its operations and in 2001 the number of temporary employees ranged from 3 to 57. No employees of the Company are subject to a collective bargaining agreement with the Company.

GOVERNMENTAL REGULATIONS

         A substantial number of the products manufactured by the Company must comply with federal, state and local laws and regulations. A number of the Company's products are also subject to certain voluntary standards. These laws, regulations and standards relate, among other things, to product safety, construction, instruction, efficiency, packaging, installation, operation and emissions. The Company's gas heating appliances sold in the United States must comply with standards established by the American National Standards Institute ("ANSI") and the American Gas Association ("AGA"). All gas-fired appliances manufactured by the Company for sale in the United States must also comply with the installation standards of the National Fire Protection Association. All gas-fired vented heaters and furnaces manufactured for sale in the United States further must comply with the standards for minimum efficiency for direct heating appliances established by the National Appliance Energy Conservation Act, and the Company's factory-built fireplaces must comply with the standards for performance and safety established by Underwriters' Laboratories.

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

         Many state and local governments in the United States have adopted and have in place building codes regulating the installation of certain of the Company's home heating products. These building codes are based generally upon one or more of the model codes drafted by three regional associations: the Building Officials and Code Administrators International, Inc. ("BOCA"), the International Conference of Building Officials, Inc. ("ICBO") and the Southern Building Code Congress International, Inc. ("SBCCI"). The current model code produced by ICBO, which has historically been the basis for building codes adopted in certain states (primarily, western states) prohibits installation of vent-free gas heaters. The model codes of BOCA and SBCCI do not contain this prohibition, but do regulate where such heaters may be installed within a structure and certain other aspects of the product. In 1996, the International Code Council (the "ICC"), a body formed by BOCA, ICBO and SBCCI to produce a model building code to be proposed for adoption by all states and localities, released its model code. This uniform model code reflects the historical position of BOCA and SBCCI allowing the installation of vent-free gas heaters. The 2000 International Residential Code, which is the current version of the ICC model code, allows the installation of vent-free gas heaters. However, there can be no assurance that future versions of the ICC model code regarding the Company's products will be the position contained in code updates made through proposed changes adopted in the code development process, or that individual states and localities will adopt the ICC model code.

         The Company believes that the products which it currently produces and sells are in compliance in all material respects with the laws, regulations and standards applicable to such products. Nevertheless, no assurance can be given as to the impact of future governmental regulations and product standards on the Company's operations, or the future capital expenditure requirements or the costs of compliance associated therewith, nor can any assurance be given that future governmental regulations or product standards will not have a material adverse effect on the Company. Further, in the event that national or regional building codes are drafted in the future which prevent or restrict the installation of, or require modification to, certain gas heaters or other products manufactured by the Company, or if individual federal, state, territorial or local governmental entities or agencies adopt their own codes to such effect, these events could have a material adverse effect on the financial condition or results of operations of the Company.

ENVIRONMENTAL MATTERS

         The Company's operations are subject to numerous federal, state and local laws, regulations and standards relating to human health and safety and the environment. In the United States, the Clean Air Act, the Clean Water Act, and similar state and local counterparts of these federal laws regulate air and water emissions and discharges into the environment. The Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act, among other federal, state and local laws, address the generation, storage, treatment, handling, transportation and disposal of solid and hazardous waste and releases of hazardous substances into the environment. The Company's manufacturing operations require compliance with these environmental laws and regulations, among others, as well as the workplace safety and health standards established by the Occupational Safety and Health Act. Under these environmental laws and regulations, third parties and governmental agencies in some cases have the power to require remediation of environmental conditions and, in the case of governmental agencies, to impose fines and penalties.

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

ITEM 2.  PROPERTIES

         The Company's corporate headquarters are located in a single story facility in Florence, Alabama, consisting of 50,000 square feet. The Company's engineering center, also in Florence, is located in a separate facility, consisting of 20,000 square feet. The Company has plants in Athens, Alabama and Sheffield, Alabama. The Athens plant is a 300,000 square foot facility that produces substantially all of the Company's gas heating products, pre-engineered fireplace products and gas logs. The Athens plant also serves as the distribution point for the Company's repair parts. Prior to the sale of the Broilmaster premium gas barbecue grill business in the fourth quarter of 2001, the Athens plant also produced gas grills. The Sheffield plant is a 236,000 square foot facility. The Sheffield plant manufactures wood surrounds for fireplaces and serves as a warehouse for excess and obsolete inventory and equipment. The Company currently leases its corporate headquarters and its Athens manufacturing facility pursuant to lease agreements associated with the industrial development financing arrangements utilized to acquire and develop these properties. Although the debt associated with these properties has been retired, the Company has continued to hold these facilities subject to the lease arrangements in order to receive certain tax benefits. Each property may be purchased at the Company's option for a nominal amount. The Company owns its other properties. Until the transfer of its Canadian subsidiaries in February 2002, the Company owned a 100,000 square foot facility in Orillia, Ontario that produced gas heating products, pre-engineered gas fireplace products, gas grills and utility trailers. See Note 15 of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a party from time to time to various legal proceedings that are incidental to its business. Certain of these cases filed against the Company and other companies engaged in businesses similar to the Company often allege, among other things, product liability, personal injury and breach of contract and warranty. These types of suits sometimes seek the imposition of large amounts of compensatory and punitive damages and trials by juries. In the opinion of the Company's management, the ultimate liability, if any, with respect to the proceedings in which the Company is currently involved is not presently expected to have a material adverse effect on the Company. However, the potential exists for unanticipated material adverse judgments against the Company. See Note 9 of Notes to Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of March 28, 2002, the Company had 201 stockholders of record. This number excludes individual stockholders holding stock under nominee security position listings.

         The Company's Common Stock began trading on The Nasdaq National Market on July 13, 1995. On May 21, 2001, the Company was notified by Nasdaq staff that the Company's Common Stock was delisted from The Nasdaq National Market. The Company began trading on the NASD's Over-the-Counter Bulletin Board ("OTCBB") on May 22, 2001.

         With respect to periods before May 22, 2001, the prices in the table below represent the high and low sales prices for the Company's Common Stock as reported on The Nasdaq National Market. With respect to periods on or after May 22, 2001, the table sets forth high and low bid prices on the OTCBB. The OTCBB quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                               Fiscal 2001                       Fiscal 2000
                                         ---------------------            -----------------------
                                           High          Low                 High          Low
                                         --------     --------            ----------    ---------
         First Quarter                   $  0.97      $   0.41             $   1.97     $   1.22
         Second Quarter                  $  0.58      $   0.27             $   1.88     $   1.25
         Third Quarter                   $  0.40      $   0.18             $   1.81     $   0.94
         Fourth Quarter                  $  0.25      $   0.05             $   1.22     $   0.63


         The Company has not declared any cash dividends during the two most recent fiscal years. The payment of regular, quarterly cash dividends was discontinued by the Company's Board of Directors in the fourth quarter of 1999. At that time, the Company's Board of Directors decided that it would be in the best interests of the Company and its stockholders for the Company to discontinue the payment of cash dividends and to invest those funds in the business in support and furtherance of the Company's strategic plan. Any future payment of dividends will be within the discretion of the Board of Directors and will depend on the Company's profitability, capital requirements, financial condition, growth, business opportunities and other factors which the Board of Directors may deem relevant. In addition, covenants contained in the Company's credit agreement with its primary lender restrict the payment of cash dividends by the Company.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected statements of operations data, basic and diluted per share data and balance sheet data for the five years ended December 31, 2001, set forth below have been derived from the consolidated financial statements of the Company, which statements have been audited by Arthur Andersen LLP, independent public accountants. The following data should be read in conjunction with the consolidated financial statements of the Company and notes appearing elsewhere in this Annual Report on Form 10-K.

                                                                                Year Ended December 31,
                                                      ----------------------------------------------------------------------
                                                          2001(1)       2000           1999            1998          1997
                                                      -----------   -----------     -----------    -----------   -----------
                                                                   (Dollars In Thousands, except per share data)
OPERATIONS DATA (1):
Net sales                                             $    34,924   $    47,380     $    74,441    $    74,149   $    79,294
Cost of sales                                              34,878        47,942          68,684         65,574        62,440
                                                      ----------------------------------------------------------------------
Gross profit (loss)                                            46          (562)          5,757          8,575        16,854
                                                      ----------------------------------------------------------------------
Operating expenses:
   Selling                                                  4,609         6,516           7,830          8,288         9,366
   General and administrative                               4,361         7,167           6,901          5,966         5,660
   Non-cash ESOP compensation (2)                             166           458             629          1,293         1,905
   Restructure charge (credit) (3)                              0          (100)            489            615             0
   Loss on abandonment
     of subsidiary, net of tax (4)                          6,055             0               0              0             0
   Impairment charge (5)                                        0         1,379               0              0             0
                                                      ----------------------------------------------------------------------
                                                           15,191        15,420          15,849         16,162        16,931
                                                      ----------------------------------------------------------------------
Operating  loss                                           (15,145)      (15,982)        (10,092)        (7,587)          (77)
Interest expense and other (income), net                      865          (500)           (835)          (275)          584
                                                      ----------------------------------------------------------------------
Loss before income taxes                                  (16,010)      (15,482)         (9,257)        (7,312)         (661)
Provision (credit) for income taxes                             0         5,339          (2,722)        (2,222)          114
                                                      ----------------------------------------------------------------------

Loss from continuing operations                           (16,010)      (20,821)         (6,535)        (5,090)         (775)
Income (loss) from discontinued
 operations, net of tax (6)                                (2,042)       (3,772)            396            954         1,027
Gain (loss) on disposal of discontinued
  operations, net of tax (6, 7)                             2,166             0               0              0          (756)
                                                      -----------------------------------------------------------------------
Income (loss) from discontinued
 operations                                                   124        (3,772)            396            954           271
                                                      ----------------------------------------------------------------------

Net loss                                              $   (15,886)  $   (24,593)    $    (6,139)   $    (4,136)  $      (504)
                                                      =======================================================================

BASIC PER SHARE DATA:
Income (loss) from continuing operations              $     (1.98)  $     (2.70)    $     (0.89)   $     (0.72)  $     (0.11)
Income (loss) from discontinued operations                   0.02         (0.49)           0.05           0.13          0.04
                                                      ----------------------------------------------------------------------

Net loss                                              $     (1.96)  $     (3.19)    $     (0.84)   $     (0.59)  $     (0.07)
                                                      =======================================================================

Weighted average number of common
     shares outstanding                                 8,098,927     7,703,315       7,338,821      7,073,430     6,787,685
                                                      ======================================================================

DILUTED PER SHARE DATA:
Income (loss) from continuing operations              $     (1.98)  $     (2.70)    $      (0.89)  $     (0.72)  $     (0.11)
Income (loss) from discontinued operations                   0.02         (0.49)            0.05          0.13           .04
                                                      ----------------------------------------------------------------------

Net loss                                              $     (1.96)  $     (3.19)    $      (0.84)  $     (0.59)  $     (0.07)
                                                      =======================================================================

Weighted average number of common
    shares outstanding                                  8,098,927     7,703,315       7,338,821      7,073,430     6,787,685
                                                      ======================================================================

DIVIDENDS DECLARED PER SHARE *                        $      0.00   $      0.00     $       0.06   $      0.16   $      0.16
                                                      ======================================================================

* See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

                                                                  Year Ended December 31,
                                          ----------------------------------------------------------------------
                                              2001          2000           1999            1998          1997
                                          -----------   -----------     -----------    -----------   -----------
                                                       (Dollars In Thousands, except per share data)

BALANCE SHEET DATA:
  Cash and short-term investments         $         0   $         3     $     5,218    $     9,818   $    15,157
  Working capital                              (5,376)        2,349          21,799         41,017        48,589
  Total assets                                 20,206        41,508          62,278         67,796        76,397
  Current portion of long-term debt                52         2,461           4,458          1,741         1,750
  Long-term debt, less current portion              0             0           2,406          6,864         8,599
  Stockholders' equity                          1,407        16,296          40,413         45,401        50,981

(1) As a result of the transfer of the shares of 1166081 Ontario Inc. to Roger Vuillod in February 2002, effective January 1, 2001, 1166081 Ontario Inc. and Hunter have been excluded from the Company's consolidated financial statement presentation. Related to the deconsolidation, the Company recognized charges of $6,055,000.

(2) In 1993, in connection with the establishment of the ESOP, the Company adopted SOP No. 93-6, which requires that the Company recognize non-cash ESOP compensation expense in each fiscal quarter as shares of stock owned by the ESOP are committed to be released to participants' accounts based on the average fair value of the shares during the quarter. In connection with the retirement of the ESOP debt, all shares remaining in the ESOP suspense account were allocated to participants' accounts in 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- ESOP Accounting" and Notes 2, 4 and 7 of Notes to Consolidated Financial Statements.

(3)      See Note 12 of Notes to Consolidated Financial Statements.

(4)      See Note 15 of Notes to Consolidated Financial Statements.

(5)      See Note 11 of Notes to Consolidated Financial Statements.

(6) Prior to 2001, the Company manufactured products in the leisure and other segment through its Broilmaster premium gas barbecue grill line acquired in 1990. In November 2001, the Company sold its Broilmaster premium gas barbecue grill business. The premium gas barbecue grill operations are treated as discontinued operations. See Note 16 of Notes to Consolidated Financial Statements.

(7) Prior to 1997, the Company manufactured products in the metal office furniture segment through its Filex line acquired in 1989. In February 1997, the Company elected to discontinue its metal office furniture operations. The consolidation in the office furniture industry increased competition and margin pressures in the segment to the point of an unacceptable return to the Company. The metal office furniture segment's operations are treated as discontinued operations. The gain on the sale of certain assets related to the Company's Broilmaster premium gas barbecue grill business is also included in this line item for fiscal 2001. See Note 16 of Notes to Consolidated Financial Statements.

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

OVERVIEW

         On April 1, 2002, the Company received an extension from its primary lender of its current line of credit through July 1, 2002. The lender also agreed to waive the Company's current defaults of debt covenants contained in its loan agreement through March 31, 2002. The extension does not effect a change in the amount available to the Company under the line, which varies based on the value of certain assets securing the line. The line of credit is secured by the Company's equipment, inventory and accounts receivable. Under a previous extension, the Company agreed to pay to the lender a fee in the amount of $100,000 in the event the Company was unable to obtain replacement financing on or before March 31, 2002. The lender has agreed to extend the payment of this fee until July 1, 2002 and, in the event the line or credit is paid in full by April 30, 2002, to waive the fee. In the event the line of credit is repaid in full after April 30, 2002, but on or before May 31, 2002, the fee will be reduced to $50,000. In the event the Company does not repay the line of credit in full by June 30, 2002, the lender will receive warrants to purchase common stock in the Company equal to 10% of the Company's outstanding shares. The Company also agreed to grant the lender a second mortgage in all of the real property of the Company.

         The Company is also negotiating a term loan agreement with an entity controlled by three of the Company's directors. Under the proposed transaction, the Company will receive a $1.5 million term loan from a limited liability company formed by John L. Duncan, William D. Biggs, Sr. and James D. Caudle, Sr. The proposed terms provided that the loan will be made for a term of six months, subject to a six month extension at the Company's option. The loan will bear interest at an annual rate of 12% and is subject to a placement fee of 5% due at the funding of the loan and a 3% fee due at repayment. The loan is to be secured by an unencumbered first mortgage in all of the real property of the Company. The Company is also continuing to pursue a more permanent form of financing, equity investment in the Company or a sale of the Company. See Liquidity and Capital Resources below.

         On February 20, 2002, the Company transferred the shares of its wholly-owned subsidiary, 1166081 Ontario Inc., to Roger Vuillod, the manager and sole director of the Company's Canadian subsidiary Hunter Technologies Inc. ("Hunter"). 1166081 Ontario Inc. holds all of the shares in Hunter. In connection with this transfer, the Company also assigned $4.3 million in intercompany debt, which Hunter owed to the Company, to Mr. Vuillod. According to the terms of the assignment, as Mr. Vuillod collects payment on the debt, he is required to pay a percentage of the collection to the Company. In connection with the transaction with Mr. Vuillod, the Company assigned to Hunter the assets used in the manufacture and distribution of NuWay do-it-yourself trailers, which have been manufactured by Hunter since the fourth quarter of 2000. Under the terms of the share transfer, Mr. Vuillod assumed all obligations and liabilities associated with the ownership of the shares of the Canadian subsidiaries. The impact of the exclusion of 1166081 Ontario Inc. on the Company's financial statements was an approximately $6.1 million loss which is included in Loss on Abandonment of Subsidiary in the Consolidated Statements of Operations. See Note 15 of Notes to Consolidated Financial Statements. Due to the losses incurred by Hunter, management believes the transfer of the shares of the subsidiary should improve the Company's cash flow.

         On November 30, 2001, the Company sold certain of its assets constituting its Broilmaster premium gas barbecue grill business. The purchase price for this business was $4,960,000 in cash, of which $400,000 was paid into escrow accounts pending a final physical inventory and in order to make funds available for future product warranty claims and to meet indemnification requirements. Proceeds from the sale of Broilmaster were used to repay the balance of the bank term loan and to fund operations. See Notes 4 and 16 of Notes to Consolidated Financial Statements.

         The Company has in place an Executive Protection package of insurance coverage, including Directors' and Officers' Liability, Employment Practices Liability, Fiduciary Liability and Crime policies ("D&O policy"). The current carrier issued one-year renewal policies on July 11, 2001. Since that renewal, the market has continued to harden and as of January 2002, renewal rates for D&O coverage were being increased 30 to 50% over the previous year, deductibles have increased significantly and coverage limits have been reduced. There can be no assurance that coverage will be offered to the Company, or, if coverage is offered, that the Company will be able to afford adequate coverage at available rates. The current D&O policy has a 90-day extended reporting period available for a premium of one-half the annual rate. In the event the Company is unable to purchase Directors' and Officers' liability insurance, there can be no assurance that the Company's directors will continue to serve on the Company's board. The resignation of all or a substantial number of the Company's directors would have a material adverse effect on the Company's operations.

         On December 7, 2001, the Company announced that Bill G. Hughey had tendered his resignation from the Company's Board of Directors. The Board does not plan at this time to fill the vacancy created by Mr. Hughey's resignation. On March 16, 2002, the Board reduced the number of directors from seven to six.

         Although the Company incurred a net loss in 2001, management continued to implement and focus on strategies to return the Company to profitability. During 2001, payroll expenses were reduced approximately $3 million (on an annualized basis). The production variances experienced during fiscal 2000 improved significantly during 2001. However, the Company continued to experience overhead variances because, due to lower sales volume, production levels were not high enough to cover the overhead in the plant. The Company's operations have been, and continue to be, restructured in an attempt to bring costs in line with the expected level of sales. However, there can be no assurance that the Company's cost reductions will be successful, that the Company will be able to meet the needs and expectations of its customers, or that the Company will achieve a level of revenue that will allow it to return to profitability.

         On May 21, 2001, the Company announced that its stock would move to the Over the Counter Bulletin Board ("OTCBB") effective with its delisting from The Nasdaq National Market with the open of business May 22, 2001. The Company was informed by Nasdaq that the delisting was decided by the Nasdaq Listing Qualifications Panel which approved the Nasdaq's staff decision to delist the stock due to its failing to maintain a minimum bid price of $1.00 for 30 consecutive trading days as required by Marketplace Rule 4450(a)(5) for continued listing.

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

         During the fourth quarter of 2001, the Company paid in full the principal and interest due under the Bank Loan and cancelled the ESOP Loan. Prior to the cancellation of the ESOP Loan, shares owned by the ESOP were held in a suspense account. Shares of common stock were committed to be released from the ESOP's suspense account and credited to ESOP participants' accounts based on the ratio that the principal debt repayment of the ESOP Loan bore to the original principal debt balance (i.e., approximately 347,340 shares of common stock per year). In connection with the cancellation of the ESOP Loan, all unallocated shares of common stock held in the ESOP's suspense account were credited to the ESOP participants' accounts. Prior to the cancellation of the ESOP Loan, the Company was required to recognize compensation expense each fiscal quarter in an amount equal to one-fourth of the number of shares of common stock committed to be released from the ESOP's suspense account each year multiplied by the average fair market value of such shares during the period. The fair market value of the shares of common stock committed to be released and charged to compensation expense was also credited to stockholders' equity.

CRITICAL ACCOUNTING POLICIES

         In December 2001, the SEC requested that all registrants list their three to five most "critical accounting policies" in the Company's annual report. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that the following accounting policies fit this definition:

         Allowance for doubtful accounts. Certain of the trade accounts receivable are subject to bad debt losses. A reserve has been recorded to reflect expected bad debt losses based on past experience with similar accounts receivable. The reserve is believed to be correct. However, it is possible that the accuracy of the reserve could be affected substantially due to changing economic conditions. The reserve is reviewed on a regular basis and adjusted as necessary to react to these changes as soon as possible. However, there can be no assurance that the Company will be able to accurately estimate bad debt losses on its accounts receivable.

         Excess and obsolete reserve. The Company has estimated that it has approximately $1.0 million of raw material, purchased parts, and work-in-process inventory that has not been utilized in the production of finished goods, as well as finished goods that are not saleable items due to obsolescence. A reserve is calculated and then recorded using the prior year history of usage and sales to estimate excess inventory and on projections of future production and future sales to estimate obsolescence. The Company believes that the reserve is adequate. It is possible, however, that the adequacy could be materially affected in the future by factors such as customer demands and preferences, economic events, and governmental regulations.

         Income taxes. The Company has a history of unprofitable operations from losses incurred in 2001 as well as prior years. These losses generated a sizeable federal tax net operating loss, or NOL, carry forward of approximately $37.8 million. Generally accepted accounting principles require that a valuation allowance be recorded against the deferred tax asset associated with the NOL if it is "more likely than not" that the Company will not be able to apply the asset to taxes due on future earnings. Due to the amount of the deferred tax asset and the uncertainties of the prospects of the Company, the asset has not been recognized. It is possible that the Company may become profitable in the future in which case management may conclude that it is more likely than not that all or a portion of the deferred tax asset could be recouped. In that situation the tax asset would be recorded at net realizable value at that time and then provide for income taxes at a rate equal to the combined federal and state effective rates. Subsequent changes to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although the cash tax payments would remain unaffected until the effect of the NOL is utilized.


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

                                                                          Percentage of Net Sales
                                                                          Year Ended December 31,
                                                                2001             2000             1999
                                                          ----------------------------------------------------
Net sales                                                      100.0%            100.0%          100.0%

Cost of sales                                                   99.9             101.2            92.3
                                                          ----------------------------------------------------
Gross profit                                                     0.1              (1.2)            7.7
                                                          ----------------------------------------------------
Operating expenses:
   Selling                                                      13.2              13.8            10.5
   General and administrative                                   12.5              15.1             9.3
   Non-cash ESOP compensation                                    0.5               1.0             0.8
   Restructure charge (credit)                                   0.0              (0.2)            0.7
   Impairment charge                                             0.0               2.9             0.0
   Loss on abandonment of subsidiary                            17.3               0.0             0.0
                                                          ----------------------------------------------------
                                                                43.5              32.6            21.3
                                                          ----------------------------------------------------
Operating loss                                                 (43.4)            (33.8)          (13.6)
Net interest and other income                                    2.5              (1.1)           (1.1)
                                                          ----------------------------------------------------
Loss before income taxes                                       (45.9)            (32.7)          (12.5)
Provision (credit) for income taxes                              0.0              11.3            (3.7)
                                                          ----------------------------------------------------
Loss from continuing operations                                (45.9)            (44.0)           (8.8)
                                                          ----------------------------------------------------

Discontinued Operations
Loss from discontinued operations                               (5.8)             (8.0)           (0.5)
Gain on disposal of discontinued operations                      6.2               0.0             0.0
                                                          ----------------------------------------------------
Net income (loss) from discontinued operations                   0.4              (8.0)           (0.5)
                                                          ----------------------------------------------------

Net income (loss)                                              (45.5)%           (52.0)%          (8.3)%
                                                          ====================================================

                                                                            Segment Information
                                                                          Year Ended December 31,
                                                                              (In thousands)
                                                               2001              2000             1999
                                                          ----------------------------------------------------
Gross sales:
   Home heating products                                  $    33,977       $    43,046       $    66,799
   Leisure and other products                                   1,283             4,690             7,842
                                                          ----------------------------------------------------
                                                          $    35,260       $    47,736       $    74,641
                                                          ====================================================

Reconciliation to net sales:
   Gross sales                                            $    35,260       $    47,736       $    74,641
   Freight revenue                                                335               419               906
   Discounts and royalties                                       (671)             (775)           (1,106)
                                                          ----------------------------------------------------

Net sales                                                 $    34,924       $    47,380       $    74,441
                                                          ====================================================

Gross margin:
   Home heating products                                  $    10,444       $    15,474       $    22,631
   Leisure and other products                                     712             1,939             3,289
                                                          ----------------------------------------------------
                                                          $    11,156       $    17,413       $    25,920
                                                          ====================================================
Reconciliation to gross profit:
    Gross margin                                          $    11,156       $    17,413       $    25,920
    Freight revenue                                               335               419               906
    Discounts and royalties                                      (671)             (775)           (1,106)
    Fixed costs, variances, reserves and other                (10,774)          (17,619)          (19,963)
                                                          ----------------------------------------------------

Gross profit (loss)                                       $        46       $      (562)      $     5,757
                                                          ====================================================

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         Net sales in 2001 were $34.9 million as compared to $47.4 million in 2000, a decrease of $12.5 million, or 26.4%. Gross sales of home heating products decreased $9.1 million to $34.0 million in 2001 as compared to $43 million in 2000, a decrease of 21.2%. Gross sales of leisure and other products decreased by $3.4 million to $1.3 million in 2001 as compared to $4.7 million in 2000, a decrease of 72.3 %. Freight revenue decreased $84,000 and sales deductions decreased $104,000.

         Of the decrease in gross sales of home heating products, hearth sales decreased $7.1 million and heating sales decreased $2.0 million. The decrease in both hearth and heating sales is due in part to the deconsolidation of sales of the Canadian subsidiary from the 2001 financial statements. The deconsolidation reduced hearth sales by $3.8 million and heating sales by $2.7 million. Hearth sales also declined $2.7 million in vent free gas logs due to the loss of three customers who chose not to continue to carry vent free gas log products. The decrease in gross sales of leisure and other products also reflects the deconsolidation of the Canadian subsidiary from the 2001 financial statements. Sales of OEM products and replacement parts decreased $824,000.

         Gross profit in 2001 was $46,000 as compared to a loss of $562,000 in 2000, reflecting an increase of $608,000. The gross margin (defined as gross sales less production costs) on home heating products in 2001 was $10.4 million, or 30.7% of home heating gross sales. The gross margin on home heating products in 2000 was $15.5 million, or 35.9% of home heating gross sales. The decrease in gross margin on home heating products was primarily the result of an increase, as a percentage of home heating sales, of lower margin mobile home fireplaces. The gross margin on leisure and other products in 2001 was $712,000, or 55.5% of leisure and other gross sales. The gross margin on leisure and other products in 2000 was $1.9 million, or 41.3% of leisure and other gross sales. The increase in gross margin on leisure and other products was primarily the result of an increase in higher margin replacement parts.

         Selling expenses in 2001 were $4.6 million as compared to $6.5 million in 2000, a decrease of $1.9 million, or 29.2%. Selling expenses as a percentage of net sales decreased to 13.2% in 2001 from 13.8% in 2000.

         General and administrative expenses decreased $2.8 million, or 39.1%, in 2001 as compared to 2000. The decrease was primarily the result of a decrease in payroll and related taxes of $496,000, a decrease in bad debt write-offs of $1.6 million, a decrease in employee fringe benefits and recruitment costs of $178,000, and a decrease of $488,000 in other general and administrative expenses.

         Non-cash ESOP compensation expense decreased $293,000, or 64.0%, in 2001 as compared to 2000. In 2001, 694,719 shares of unallocated ESOP stock were committed to be released as compensation at an average fair value of $0.24 per share, as compared to 347,340 shares committed to be released as compensation at an average fair value of $1.32 per share in 2000.

         Loss on abandonment of subsidiary of $6.1 million represents the loss associated with the transfer of shares of the Company's Canadian subsidiary to the manager and sole director of Hunter. See Note 15 of Notes to Consolidated Financial Statements.

         Gain on sales of assets of $1.9 million in 2001 includes the $2.2 million gain recorded in connection with the sale of certain assets related to the Broilmaster premium gas barbecue grill business, and approximately $240,000 loss from the disposal of certain other machinery and equipment. The $1.0 million gain on sales of assets in 2000 includes the $75,000 gain recorded in connection with the sale of certain undeveloped land and rental property, the $637,000 gain on sale of the Huntsville, Alabama manufacturing plant and certain equipment and the $392,000 gain on sale of the Washington Park, Illinois manufacturing plant and certain equipment. See Note 10 of Notes to Consolidated Financial Statements.

         Interest expense increased $118,000, or 16.5%, in 2001 to $832,000 as compared to $714,000 in 2000. The increase was primarily attributable to the increase in average outstanding debt during 2001.

         Interest and other income decreased $145,000, or 82.9%, in 2001 to $30,000 as compared to $175,000 in 2000. The decrease was primarily attributable to the decrease in interest income on notes receivable.

         The provision for income taxes was $0 in 2001 as compared to a provision for income taxes of $5.3 million in 2000. The provision recorded in 2000 was the result of fully-reserving the Company's net deferred tax assets. The Company's deferred tax assets are primarily the result of net operating losses ("NOLs"). The reserve will not restrict the Company from utilizing the NOLs to offset taxes on future earnings. See Note 3 of Notes to Consolidated Financial Statements.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Net sales in 2000 were $47.7 million as compared to $74.6 million in 1999, a decrease of $26.9 million, or 36.1%. Gross sales of home heating products decreased $23.8 million to $43.0 million in 2000 as compared to $66.8 million in 1999, a decrease of 35.6%. Gross sales of leisure and other products decreased by $3.1 million to $4.7 million in 2000 as compared to $7.8 million in 1999, a decrease of 39.7%. Freight revenue decreased $487,000 and sales deductions decreased $331,000.

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

         Gross profit in 2000 was ($0.6) million as compared to $5.8 million in 1999, a decrease of $6.4 million, or 110.3%. The gross margin (defined as gross sales less production costs) on home heating products in 2000 was $15.5 million, or 35.9% of home heating gross sales. The gross margin on home heating products in 1999 was $22.6 million, or 33.9% of home heating gross sales. The increase in gross margin on home heating products was primarily the result of an increase, as a percentage of home heating sales, of higher margin vent-free logs. The gross margin on leisure and other products in 2000 was $1.9 million, or 41.3% of leisure and other gross sales. The gross margin on leisure and other products in 1999 was $3.3 million, or 41.9% of leisure and other gross sales.

         Selling expenses in 2000 were $6.5 million as compared to $7.8 million in 1999, a decrease of $1.3 million, or 16.8%. Selling expenses as a percentage of net sales increased to 13.8% in 2000 from 10.5% in 1999.

         General and administrative expenses increased $2.0 million, or 26.4%, in 2000 as compared to 1999. The increase was primarily the result of an increase of $727,000 in severance expense incurred in connection with the termination of officers and other salaried employees, an increase of $558,000 in depreciation and amortization expense primarily associated with a computer systems change implemented in 1999 and the first quarter of 2000 and an increase in bad debts expense of $1.4 million. The increase in bad debts is primarily attributable to specifically reserving the receivable balances of three of the Company's customers. Two of these customers declared bankruptcy during 2000. However, after the restatement of financial statements for the year ending December 31, 2000, due to the sale of Broilmaster premium barbecue gas grills, general and administrative expenses were reduced by approximately $2.5 million.

         Non-cash ESOP compensation expense decreased $171,000, or 27.2%, in 2000 as compared to 1999. In 2000, 347,340 shares of unallocated ESOP stock were committed to be released as compensation at an average fair value of $1.32 per share, as compared to 273,485 shares committed to be released as compensation at an average fair value of $2.30 per share in 1999.

         The restructure credit of $100,000 in 2000 represents a reduction of the reserve for the Huntsville, Alabama plant closing. The reduction was based on the Company's analysis that the original reserve for group insurance claims should be reduced based on a lower-than-anticipated number of terminated employees participating in the Company's self-insured insurance plan. See Note 12 of Notes to Consolidated Financial Statements.

         The impairment charge of $1.4 million in 2000 represents the Company's re-valuation of its long-lived assets. The Company reviews the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of goodwill associated with the acquisition of Hunter was reduced by $1.2 million and the carrying amount of property, plant and equipment at the Sheffield, Alabama facility was reduced by $172,000. See Note 11 of Notes to Consolidated Financial Statements.

         Gain on sales of assets of $1.0 million in 2000 includes the $75,000 gain recorded in connection with the sale of certain undeveloped land and rental property, the $637,000 gain on sale of the Huntsville, Alabama manufacturing plant and certain equipment and the $392,000 gain on sale of the Washington Park, Illinois manufacturing plant and certain equipment. The $1.3 million gain on sales of assets in 1999 includes the $1.2 million gain recorded in connection with the sale of the Ashley division. See Note 10 of Notes to Consolidated Financial Statements.

         Interest expense increased $209,000, or 27.8%, in 2000 to $960,000 as compared to $751,000 in 1999. The increase was primarily attributable to the increase in average outstanding debt during 2000. However, after the restatement of financial statements for the year ending December 31, 2000, due to the sale of Broilmaster premium barbecue gas grills, interest expense was reduced by approximately $246,000.

         Interest and other income decreased $143,000, or 45.0%, in 2000 to $175,000 as compared to $318,000 in 1999. The decrease was primarily attributable to the decrease in interest income on short-term investments.

         The provision for income taxes was $5.3 million in 2000 as compared to a credit for income taxes of $2.7 million in 1999. The provision recorded in 2000 was the result of fully-reserving the Company's net deferred tax assets. The Company's deferred tax assets are primarily the result of net operating losses ("NOLs"). The reserve will not restrict the Company from utilizing the NOLs to offset taxes on future earnings. See Note 3 of Notes to Consolidated Financial Statements.

RESULTS OF DISCONTINUED OPERATIONS

         As discussed above, the Company discontinued its Broilmaster premium gas barbecue grill business in November of 2001. The gain on the sale of the discontinued operation was $124,000, which was comprised of a $2.0 million loss on the premium gas barbecue grill business operations and a gain of $2.1 million on certain assets related to the sale of the premium barbecue segment. Of the sales price, $400,000 was placed in escrow offset by a $250,000 reserve to cover any future expenses related to product warranty claims, inventory discrepancies, and indemnification requirements. No other reserves have been recorded or anticipated against future claims.

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

                                                                                2001
                                  -------------------------------------------------------------------------------------------------
                                        MARCH 31                   JUNE 30               SEPTEMBER 29           DECEMBER 31
                                  ----------------------   ----------------------  ----------------------   -----------------------
                                                             (In Thousands, except per share amounts)

Net sales                         $ 7,226         100.0%   $ 9,556         100.0%   $ 8,810         100.0%   $ 9,332         100.0%
Gross profit (loss)                  (509)         (7.0)      (147)         (1.5)      (208)         (2.4)       910           9.8
Non-cash ESOP compensation             63           0.9         32           0.3         23           0.3         47           0.5
Loss on abandonment
   of subsidiary net of tax(1)     (6,055)        (83.8)         0           0.0          0           0.0          0           0.0
Operating loss                     (9,694)       (134.2)    (3,110)        (32.5)    (2,824)        (32.1)       483           5.2
Income (loss) before
  income taxes                     (9,933)       (137.5)    (3,361)        (35.2)    (3,110)        (35.3)       394           4.2
Income (loss) from
 continuing operations             (9,932)       (137.4)    (3,361)        (35.2)    (3,110)        (35.3)       393          (4.2)
Income (loss) from
   discontinued
   operations net of tax(2)         1,463          20.2        248           2.6         30           0.3     (1,617)        (17.3)
                                  -------------------------------------------------------------------------------------------------

Net loss                          $(8,469)       (117.2)%  $(3,113)        (32.6)%  $(3,080)        (35.0)%  $(1,224)        (13.1)%
                                ===================================================================================================

BASIC PER SHARE DATA:
Income (loss) from
  continuing operations           $  (1.25)                $  (0.42)                $  (0.38)                $   0.05
Income (loss) from
  discontinued operations             0.18                     0.03                     0.00                    (0.19)
                                  -------------------------------------------------------------------------------------------------

Net loss (3)                      $  (1.07)                $  (0.39)                $  (0.38)                $  (0.15)
                                ===================================================================================================

DILUTED PER SHARE DATA:
Income (loss) from
  continuing operations           $  (1.25)                $  (0.42)                $  (0.38)                $   0.05
Income (loss) from
  discontinued operations             0.18                     0.03                     0.00                    (0.19)
                                  -------------------------------------------------------------------------------------------------

Net loss (3)                      $  (1.07)                $  (0.39)                $  (0.38)                $  (0.15)
                                ===================================================================================================

                                                                             2000
                                 ---------------------------------------------------------------------------------------------
                                       APRIL 1                  JULY 1                 SEPTEMBER 30            DECEMBER 31
                                 ---------------------------------------------------------------------------------------------
                                                           (In Thousands, except per share amounts)
Net sales                        $ 11,993     100.0%   $ 11,724         100.0%   $ 13,174        100.0%   $ 10,489      100.0%
Gross profit (loss)                 1,270      10.6        (626)         (5.3)        237          1.8      (1,443)     (13.8)
Non-cash ESOP compensation            130       1.1         136           1.2         108          0.8          84        0.8
Operating loss                     (2,345)    (19.6)     (4,612)        (39.3)     (3,309)       (25.1)     (5,716)     (54.5)
Loss before income taxes           (2,341)    (19.5)     (4,160)        (35.5)     (3,526)       (26.8)     (5,455)     (52.0)
Loss from continuing
  operations                       (2,341)    (19.5)     (4,160)        (35.5)     (3,526)       (26.8)    (10,794)    (102.9)
Income (loss) from
  discontinued
  operations (2)                      368       3.1        (530)         (4.5)       (188)        (1.4)     (3,422)     (32.6)
                                 ---------------------------------------------------------------------------------------------
Net loss                         $ (1,973)    (16.5)%  $ (4,690)        (40.0)%  $ (3,714)       (28.1)%  $(14,216)    (135.5)%
                                 =============================================================================================

BASIC PER SHARE DATA:
Loss from continuing
  operations                     $  (0.31)             $  (0.54)                 $  (0.46)                $  (1.37)
Income (loss) from
  discontinued operations            0.05                 (0.07)                    (0.02)                   (0.44)
                                 ---------------------------------------------------------------------------------------------

Net loss (3)                     $  (0.26)             $  (0.61)                 $  (0.48)                $  (1.81)
                                 =============================================================================================

DILUTED PER SHARE DATA:
Loss from continuing
  operations                     $  (0.31)             $  (0.54)                 $  (0.46)                $  (1.37)
Income (loss) from
  discontinued operations            0.05                 (0.07)                    (0.02)                   (0.44)
                                 ----------------------------------------------------------------------------------------------

Net loss (3)                     $  (0.26)             $  (0.61)                 $  (0.48)                $  (1.81)
                                 =============================================================================================


(1)      See Note 15 of Notes to Consolidated Financial Statements.

(2)      See Note 16 of Notes to Consolidated Financial Statements.

(3) The sum of the quarterly per share amounts may differ from the annual per share amounts because of differences in the weighted average number of common shares used in the quarterly and annual computations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations from internally generated funds and borrowings under its bank lines of credit. The Company's primary capital requirements are for working capital, capital expenditures and debt service. In addition, the Company's ESOP provides that participants will have the option from time to time to cause the Company to repurchase shares distributed to them from the ESOP for the then fair market value of the shares. Based on the amount of currently distributed shares, the Company anticipates that ESOP participants could require the Company to repurchase up to approximately 150,000 shares from time to time. The Company further estimates that ESOP participants eligible for retirement during the next five years could require the Company to repurchase approximately 35,000 shares of Common Stock per year over the next five years. However, these estimates rely on information currently available to the Company and there can be no assurance that the actual number of shares which the Company is obligated to repurchase will not be materially different from the Company's estimates. During 2001, 130,000 shares were sold by ESOP participants. All of these shares were traded on The Nasdaq National Market or on the OTCBB. The Company was not required to repurchase any of these shares.

         The following table presents a summary of the Company's cash flows for each of the three years in the period ended December 31:

                                                                              YEAR ENDED DECEMBER 31,
                                                                     2001               2000              1999
                                                                  ---------          ----------        --------
                                                                                  (In thousands)

Net cash provided by (used in) operations                         $    (372)         $   (7,573)       $    607
Capital expenditures                                                   (145)             (2,394)         (5,661)
Proceeds from sale of assets                                             10               1,527           1,658
Proceeds from sale of division                                        4,560                   0               0
Net proceeds (repayments) on short-term borrowings                   (2,952)              7,621             754
Net payments on long-term debt                                       (2,409)             (4,402)         (1,741)
Proceeds from loans against life insurance policies                   1,305                   0               0
Proceeds from exercise of stock options                                   0                   0             105
Cash dividends paid                                                       0                   0            (330)
                                                                  ----------------------------------------------

Net decrease in cash and short-term investments                   $      (3)         $   (5,221)       $ (4,608)
                                                                  ==============================================

         As shown in the financial statements, during the years ended December 31, 2001 and 2000, the Company has incurred net losses from continuing operations of $16,010,000 and $20,821,000, respectively. The Company has experienced significant losses during the previous four years, which losses could continue during 2002. The accompanying financial statements have been prepared on a going concern basis. See Note 14 of Notes to Consolidated Financial Statements. The Company's continuation as a going concern is dependent upon its ability to obtain replacement permanent financing from alternate sources. In addition, the Company must be able to generate sufficient cash flow to meet its obligations on a timely basis, must be able to comply with the terms of its existing credit line, and, if replaced, with the terms of its replacement financing, and ultimately must be able to return to profitable operations.

         During 2001, the Company financed working capital requirements with its bank line of credit with its principal lender. Interest on the line of credit is payable monthly at a rate of 2% in excess of the lender's prime rate. As of March 28, 2002, a maximum of $7.5 million was available to the Company under its line of credit, with the actual amount available under the line of credit being based on the value from time to time of certain assets (i.e., the borrowing base) securing the line of credit. The line of credit is secured by the receivables, equipment and inventory of the Company. As of December 31, 2001, and March 28, 2002, the outstanding balance was $5,567,000 million and $5,639,000, respectively.

         The line of credit with the principal lender has been extended to July 1, 2002. Additionally, the Company is currently not in compliance with certain debt covenants under its amended credit agreement with its principal lender. However, the Company has obtained a waiver of these covenants through March 31, 2002. See Overview above.

         The Company is working to complete negotiations with an entity controlled by three of its directors to provide a $1.5 million term loan to the Company. The loan will be for a six month term, subject to renewal for an additional six months at the option of the Company. The loan will bear interest at an annual rate of 12% and is subject to a placement fee of 5% due at the funding of the loan and an additional 3% fee at repayment. The loan is to be secured by anunencumbered first mortgage in all of the real property of the Company. Although the Company believes that this transaction will be completed and funds made available to the Company thereunder during the first half of April, 2002, the transaction is subject to the entity closing its own funding and the completion of the lending documents. Therefore, there can be no assurance given that this proposed transaction will be completed.

         The Company is also aggressively pursuing more permanent financing to replace its current line of credit and has received a non-binding proposal from a prospective lender for a new asset-based, secured line of credit. However, there can be no assurance that the Company will be able to consummate this transaction. Further, the company is pursuing equity investment in the Company or an acquisition of the Company with the assistance of its investment bankers, McDonald investments. However, there can be no assurance that any transaction will be consummated.

         The Company currently believes that funds generated from operations, together with the Company's line of credit and the $1.5 million term loan, if completed, should be sufficient to fund the Company's operating needs until July 1, 2002. However, there can be no assurance that the Company's liquidity position will not be adversely affected through July 1, 2002. Further, if the Company is not able to refinance its line of credit by July 1, 2002, or to obtain a further extension, the Company will be unable to continue to operate and its principal lender will have all rights and remedies provided for in the amended credit agreement between the lender and the Company. See Notes 1, 4, 5, and 14 of Notes to Consolidated Financial Statements. There can be no assurance that any new credit arrangements will be finalized or further extensions granted beyond July 1, 2002.

         During the fourth quarter of 2001, the Company paid in full the principal and interest due under the term loan obtained by the Company in 1993 to finance the purchase of 3,489,115 shares of Company Common Stock by the Company's ESOP.

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

FINANCIAL POSITION

         Cash and short-term investments in 2001 decreased $3,000 primarily as a result of a net loss of $15.9 million, partially offset by net short-term borrowings of $3.0 million, proceeds of loans against life insurance policies of $1.3 million, and proceeds from the sale of the Broilmaster premium gas barbecue grill business of $4.6 million. Of the $15.9 million loss, $6.1 million was related to the transfer of the shares of 1166081 Ontario Inc. to the manager and sole director of Hunter. Additionally, accounts payable increased $520,000. In an effort to reduce its carrying costs, the Company reduced inventory levels by $4.7 million. Accounts receivable decreased $2.9 million in 2001. The decrease in accounts receivable was primarily the result of a $12.5 decrease in net sales.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates as part of its normal operations. Prior to the transfer of its Canadian subsidiaries in February 2002, the Company was also exposed to market risk from changes in foreign currency exchange rates. The Company has estimated its market risk exposures using sensitivity analyses assuming a 10% change in market rates.

FOREIGN CURRENCY EXCHANGE RATE RISK

         Prior to the transfer of its Canadian operations in February 2002, the Company had assets, liabilities, operations and cash flows in the Canadian currency. Fluctuations in foreign currency exchange rates impact the U.S. dollar value of Canadian dollar assets, liabilities, operations and cash flows. The Company translated the Canadian dollar income statement to U.S. dollars using the average rate of exchange and translated the Canadian dollar balance sheet to U.S. dollars using the closing rate of exchange. Certain accounts (e.g., capital stock) were translated using an historical exchange rate. Consequently, unrealized foreign currency translation adjustments are reported as a separate component of stockholders' equity.

         Because the Company has transferred all of its Canadian operations, the Company is no longer exposed to material market risks from changes in foreign currency change rates.

INTEREST RATE RISK

         At December 31, 2001, the Company had $5,567,000 of debt outstanding at a variable interest rate of prime plus 2%. Therefore, the Company is exposed to interest rate fluctuations on the debt balance. A hypothetical increase of 10% (for example, the prime rate of 9.0% would increase to 9.90%) in the prime lending rate would not cause the Company's interest expense to increase significantly.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company, including the report of independent accountants, the consolidated balance sheets as of December 31, 2001 and 2000, the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999 and notes to the consolidated financial statements are set forth on pages F-1 through F-21 of this Annual Report on Form 10-K. In addition, on page S-2 of this Annual Report on Form 10-K, the supplemental financial statement schedule, as required by Item 8, is provided.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         See the "Election of Directors," "Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of the proxy statement for the 2002 Annual Meeting of Stockholders of the Company, which sections are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         See the "Remuneration of Executive Officers" section of the proxy statement for the 2002 Annual Meeting of Stockholders of the Company, which section is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) See the "Principal Stockholders" section of the proxy statement for the 2002 Annual Meeting of Stockholders of the Company, which section is incorporated herein by reference.

         (b) See the "Election of Directors" and "Principal Stockholders" sections of the proxy statement for the 2002 Annual Meeting of Stockholders of the Company, which sections are incorporated herein by reference.

         (c) There are no arrangements known to the Company the operation of which may at a subsequent date result in a change in control of the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company is working to complete negotiations with an entity controlled by three of its directors, John L. Duncan, William D. Biggs, Sr. and James D. Caudle, to provide a $1.5 million term loan to the Company. The loan will be for a six month term, subject to renewal for an additional six months at the option of the Company. The loan will bear interest at an annual rate of 12% and is subject to a placement fee of 5% due at the funding of the loan and an additional 3% fee at repayment. The loan is to be secured by an unencumbered first mortgage in all of the real property of the Company. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

         On February 20, 2002, the Company transferred the shares of its wholly-owned subsidiary, 1166081 Ontario Inc., to Roger Vuillod. 1166081 Ontario Inc. holds all of the shares in Hunter Technologies, Inc., the Company's Canadian subsidiary. Mr. Vuillod was the manager and sole director of Hunter at the time of the transfer, but he is no longer affiliated with the Company. In connection with this transfer, the Company assigned $4.3 million in intercompany debt, which Hunter owed to the Company, to Mr. Vuillod. According to the terms of the assignment, as Mr. Vuillod collects payment on the debt, he is required to pay a percentage of the collection to the Company. In connection with the transaction with Mr. Vuillod, the Company assigned to Hunter the assets used in the manufacture and distribution of NuWay do-it-yourself trailers, which have been manufactured by Hunter since the fourth quarter of 2000. Under the terms of the share transfer, Mr. Vuillod has assumed all obligations and liabilities associated with the ownership of the shares of the Canadian subsidiaries.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      Certain documents filed as part of Form 10-K

                  1.       Financial Statements.

Description                                                                                                    Page
-----------                                                                                                    ----
Report of Independent Public Accountants...............................................................         F-1

Consolidated Balance Sheets as of December 31, 2001 and 2000...........................................         F-2

Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999.............         F-4

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and
  1999.................................................................................................         F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and
  1999 ................................................................................................         F-6

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

         (b)      Reports on Form 8-K.

                  On December 17, 2001, the Company filed a Current Report on Form 8-K in which the Company reported under Item 2 the closing of the sale of certain assets constituting its Broilmaster premium gas barbecue grill business to Empire Comfort Systems, Inc. An unaudited pro forma condensed consolidated balance sheet as of September 29, 2001, an unaudited pro forma condensed consolidated statement of operations for the nine months ended September 29, 2001, and an unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 2000, were included in the report.

                  On October 19, 2001, the Company filed a Current Report on Form 8-K in which the Company reported under Item 9 the issuance of a press release with respect to the entering into of a letter of intent with Empire Comfort Systems, Inc. concerning the proposed sale of the Company's Broilmaster premium gas barbecue grill business.

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

*3(b) Amended and Restated Bylaws of Martin Industries, Inc. which were filed as Exhibit 3(b) to the Registrant's Quarterly Report on Form 10-Q for the 26-week period ended June 28, 1997 (Commission File No. 0-26228).

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

*10(d) Martin Industries, Inc. 1988 Nonqualified Stock Option Plan, as amended, which was filed as Exhibit 10(l) to the Company's Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).

*10(e) Executive Supplemental Income Plan Guidelines and Form of Supplemental Income Agreement which was filed as Exhibit 10(n) to the Company's Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).

*10(f) Supplemental Executive Retirement Plan which was filed as Exhibit 10(o) to the Company's Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).

*10(g) Lease Agreement by and between the Industrial Development Board for the City of Florence and Martin Industries, Inc. dated August 1, 1978 which was filed as Exhibit 10(p) to the Company's Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).

*10(h) Lease Agreement by and between the Industrial Development Board for the City of Athens and Martin Stamping & Stove Company, predecessor corporation to Martin Industries, Inc., dated December 1, 1964 which was filed as Exhibit 10(q) to the Company's Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).

*10(i) Renewal Option Agreement between the Industrial Development Board of the City of Athens and Martin Stamping & Stove Company, predecessor corporation to Martin Industries, Inc., dated December 1, 1964 which was filed as Exhibit 10(r) to the Company's Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).

*10(j) Purchase Option Agreement between the Industrial Development Board of the City of Athens and Martin Stamping & Stove Company, predecessor corporation to Martin Industries, Inc., dated December 1, 1964 which was filed as Exhibit 10(s) to the Company's Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).

*10(k) First Amendment to Loan Agreement and Other Loan Documents by and between Martin Industries, Inc. and AmSouth Bank of Alabama dated as of March 15, 1995 which was filed as Exhibit 10(u) to the Company's Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).

*10(l) Second Amendment to Loan Agreements and Other Loan Documents dated as of March 28, 1996, by and between Martin Industries, Inc. and AmSouth Bank of Alabama which was filed as Exhibit 10(y) to the Company's Annual Report on Form 10-K as filed with the Commission on March 30, 1996 (Commission File No. 0-26228).

*10(m) Martin Industries, Inc. 1996 Non-Employee Directors' Stock Option and Deferred Compensation Plan which was filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K as filed with the Commission on March 31, 1997 (Commission File No. 0-26228).

*10(n) Amendment No. 6 to Martin Industries, Inc. 1988 Nonqualified Stock Option Plan which was filed as Exhibit 10(y) to the Company's Annual Report on Form 10-K as filed with the Commission on March 31, 1997 (Commission File No. 0-26228).

*10(o) Martin Industries, Inc. Amended and Restated 1994 Nonqualified Stock Option Plan which was filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the 26-week period ended June 27, 1998 (Commission File No. 0-26228).

*10(p) Amendment No. 8 to Martin Industries, Inc. Employee Stock Ownership Plan which was filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the 39-week period ended September 27, 1997 (Commission File No. 0-26228).

*10(q) Third Amendment to Loan Agreement and Other Loan Documents dated as of August 28, 1997 by and between Martin Industries, Inc. and AmSouth Bank filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the 39-week period ended September 27, 1997 (Commission File No. 0-26228).

*10(r) Amendment No. 9 to Martin Industries, Inc. Employee Stock Ownership Plan which was filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the 26-week period ended June 27, 1998 (Commission File No. 0-26228).

*10(s) Amendment No. 10 to Martin Industries, Inc. Employee Stock Ownership Plan which was filed as Exhibit 10(y) to the Company's Annual Report on Form 10-K as filed with the Commission on March 31, 1999 (Commission File No. 0-26228).

*10(t) Fourth Amendment to Loan Agreement and Other Loan Documents by and between Martin Industries, Inc. and AmSouth Bank dated as of January 1, 2000, which was filed as Exhibit 10(jj) to the Company's Annual Report on Form 10-K as filed with the Commission on March 31, 2000 (Commission File No. 0-26228).

*10(u) Security Agreement by and between Martin Industries, Inc. and AmSouth Bank dated March 22, 2000 which was filed as Exhibit 10(kk) to the Company's Annual Report on Form 10-K as filed with the Commission on March 31, 2000 (Commission File No. 0-26228).

*10(v) Form of Stock Appreciation Rights Agreement dated January 3, 2000 by and between Martin Industries, Inc. and each corporate officer which was filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the 13-week period ended April 1, 2000 (Commission File No. 0-26228).

*10(w) Form of Retention and Termination Agreement dated April 7, 2000 by and between Martin Industries, Inc. and each corporate officer which was filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the 13-week period ended April 1, 2000 (Commission File No. 0-26228).

*10(x) Letter agreement of AmSouth Bank dated December 29, 2000, which was filed as Exhibit 10(hh) to the Company's Annual Report on Form 10-K as filed with the Commission on April 2, 2001 (Commission File No. 0-26228).

*10(y) Letter agreement of AmSouth Bank dated January 31, 2001, which was filed as Exhibit 10(ii) to the Company's Annual Report on Form 10-K as filed with the Commission on April 2, 2001 (Commission File No. 0-26228).

*10(z) Letter agreement of AmSouth Bank dated March 15, 2001, which was filed as Exhibit 10(jj) to the Company's Annual Report on Form 10-K as filed with the Commission on April 2, 2001 (Commission File No. 0-26228).

*10(aa) Letter agreement of AmSouth Bank dated May 15, 2001, which was filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the 26 week period ended June 30, 2001 (Commission File No. 0-26228).

*10(bb) Fifth Amendment to Loan Agreement and Other Loan Documents between Martin Industries, Inc. and AmSouth Bank dated June 15, 2001, which was filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the 26 week period ended June 30, 2001 (Commission File No. 0-26228).

*10(cc) Modified, Amended and Restated Line of Credit Note dated as of June 15, 2001, made by Martin Industries, Inc. in favor of AmSouth Bank which was filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the 26 week period ended June 30, 2001 (Commission File No. 0-26228).

*10(dd) Modified, Amended and Restated Term Note dated as of May 15, 2001, made by Martin Industries, Inc. in favor of AmSouth Bank which was filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the 26 week period ended June 30, 2001 (Commission File No. 0-26228).

*10(ee) Letter agreement of AmSouth Bank dated September 1, 2001, which was filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the 39 week period ended September 29, 2001 (Commission File No. 0-26228).

*10(ff) Letter agreement of AmSouth Bank dated October 22, 2001, which was filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the 39 week period ended September 29, 2001 (Commission File No. 0-26228).

*10(gg) Letter agreement of AmSouth Bank dated October 31, 2001, which was filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the 39 week period ended September 29, 2001 (Commission File No. 0-26228).

*10(hh) Letter agreement of AmSouth Bank dated November 9, 2001, which was filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the 39 week period ended September 29, 2001 (Commission File No. 0-26228).

*10(ii)        Asset Purchase Agreement by and between Martin Industries, Inc.
               and Empire Comfort Systems, Inc., dated November 30, 2001, which was filed as Exhibit 2 to the Form 8-K filed by the Company with the Commission on December 17, 2001 (Commission File No. 0-26228).

*10(jj) Share Transfer Agreement and Assignment of Intercompany Debt by and among Roger Vuillod, 1166081 Ontario Inc., Hunter Technology Inc., and Martin Industries, Inc. dated February 20, 2002, which was filed as Exhibit 2 to the Form 8-K filed by the Company with the Commission on March 7, 2002 (Commission File No. 0-26228).

10(kk)         Letter Agreement of AmSouth Bank dated November 19, 2001.

10(ll)         Letter Agreement of AmSouth Bank dated November 26, 2001.

10(mm)         Letter Agreement of AmSouth Bank dated December 19, 2001.

10(nn)         Letter Agreement of AmSouth Bank dated January 14, 2002.

23             Consent of Arthur Andersen LLP.

24             Powers of Attorney.

99 Letter from Martin Industries, Inc. to the Securities and Exchange Commission dated March 28, 2002.


*  Incorporated by reference.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

With the exception of historical information, the matters and statements discussed, made or incorporated by reference in this Annual Report on Form 10-K constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Specifically, this Annual Report on Form 10-K contains forward-looking statements regarding:

         - the Company's efforts to obtain replacement financing, and equity investment in, or an acquisition of, the Company;

         - the Company's efforts to obtain a $1.5 million term loan from an entity controlled by three directors of the Company;

         - the Company's beliefs with respect to the funding of its operations during fiscal year 2002;

         - the Company's expectations with respect to its ability to obtain directors' and officers' liability insurance;

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

         - the Company's expectations and estimates regarding its interest rate risk.

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

Forward-looking statements contained in this Annual Report on Form 10-K and those that may be made in the future involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. In particular, there can be no assurance that, pending the securing of new financing, the Company will continue to generate funds or have credit available to it that is sufficient to continue to fund its operations; that the Company's cost reduction and plant consolidations will be successful or that the Company will achieve a level of revenue that will allow the Company to return to profitability; that the Company will be able to successfully implement or complete the short-term and long-term programs being undertaken by the Company; that the Company's new products will meet its expectations; that the Company will be able in the future to meet the needs and expectations of its customers; that the Company will not exceed the estimated reserve for excess and obsolete inventories or will utilize deferred tax assets related to net operating loss carryforwards. These assumptions, risks and uncertainties include, but are not limited to, those associated with general economic cycles; the cyclical nature of the industries in which the Company operates and the factors related thereto, including consumer confidence levels, inflation, employment and income levels, the availability of credit, and factors affecting the housing industry; the potential in the Company's business to experience significant fluctuations in quarterly earnings; the Company's ability to generate cash or secure adequate financing to fund its operations; the Company's business strategy, including its strategy of pursuing new product development; potential losses from product liability and personal injury lawsuits; the effects of seasonality and weather conditions on the Company's home heating product sales and other sales; fluctuations in quarterly earnings due to ESOP accounting; the effect of existing and new governmental and environmental regulations applicable to the Company; the dependence of the Company on key personnel; the highly competitive nature of each of the industries in which the Company operates; the volatility of the stock price at which outstanding shares of the Company may trade from time to time; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Commission. The Company expressly disclaims any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Martin Industries, Inc.:

We have audited the accompanying consolidated balance sheets of MARTIN INDUSTRIES, INC. (a Delaware corporation) AND SUBSIDIARY as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martin Industries, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As explained in Note 14 to the consolidated financial statements, the Company has suffered recurring losses from operations and its existing line of credit is due on April 1, 2002, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also explained in Note 14. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                          /s/ ARTHUR ANDERSEN LLP


Birmingham, Alabama
March 1, 2002 (except with respect to
the matter explained in Note 14,
as to which the date is March 26, 2002)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                     DECEMBER 31,
                                                                               2001                2000
                                                                            -----------          -----------
CURRENT ASSETS:
   Cash and short-term investments                                          $         0          $     3,000
   Accounts receivable, less allowance for doubtful
     accounts of $1,278,000 and $1,469,000, respectively                      3,654,000            7,867,000
   Inventories                                                                6,414,000           16,974,000
   Prepaid expenses and other assets                                            305,000              800,000
                                                                            --------------------------------

                                                                             10,373,000           25,644,000
                                                                            --------------------------------

PROPERTY, PLANT AND EQUIPMENT:
   Land and improvements                                                        370,000            1,038,000
   Projects in progress                                                          58,000              597,000
   Buildings                                                                  5,801,000            7,575,000
   Machinery and equipment                                                   16,125,000           17,893,000
                                                                            --------------------------------

                                                                             22,354,000           27,103,000
   Less accumulated depreciation and amortization                            14,165,000           14,199,000
                                                                            --------------------------------

                                                                              8,189,000           12,904,000
                                                                            --------------------------------

OTHER NONCURRENT ASSETS:
   Goodwill, net of accumulated amortization of
      $0 and $246,000, respectively                                                   0              483,000
   Cash value of life insurance                                               1,344,000            1,638,000
   Notes receivable                                                                   0              498,000
   Other                                                                        300,000              341,000
                                                                            --------------------------------

                                                                              1,644,000            2,960,000
                                                                            --------------------------------

                                                                            $20,206,000          $41,508,000
                                                                            ================================

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                       DECEMBER 31,
                                                                                2001                  2000
                                                                            ------------           ------------
CURRENT LIABILITIES:
   Short-term borrowings                                                    $  5,567,000           $  8,519,000
   Capital lease obligations                                                      52,000              2,461,000
   Accounts payable                                                            5,491,000              6,833,000
   Accrued liabilities:
      Payroll and employee benefits                                            1,635,000              2,135,000
      Product liability                                                        1,036,000              1,076,000
      Warranty                                                                   218,000                707,000
      Workers' compensation                                                      819,000                777,000
     Other                                                                       931,000                787,000
                                                                            -----------------------------------
                                                                              15,749,000             23,295,000
                                                                            -----------------------------------

NONCURRENT LIABILITIES:
   Deferred compensation                                                       1,745,000              1,917,000
   Life insurance policy loans                                                 1,305,000                      0
                                                                            -----------------------------------

                                                                               3,050,000              1,917,000
                                                                            -----------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 1,000,000 shares
     authorized; no shares issued and outstanding                                      0                      0
   Common stock, $.01 par value; 20,000,000 shares
     authorized; 9,768,500 at December 31, 2001 and
     9,764,802 shares issued at December 31, 2000                                 98,000                 98,000
   Paid-in capital                                                            24,580,000             26,801,000
   Accumulated deficit                                                       (19,482,000)            (3,596,000)
   Accumulated other comprehensive loss                                                0               (831,000)
                                                                            -----------------------------------

                                                                               5,196,000             22,472,000
   Less:
   Treasury stock at cost (1,192,145 shares at
        December 31, 2001 and 2000)                                            3,789,000              3,789,000
   Unearned compensation                                                               0              2,387,000
                                                                            -----------------------------------

                                                                               1,407,000             16,296,000
                                                                            -----------------------------------

                                                                            $ 20,206,000           $ 41,508,000
                                                                            ============           ============

                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           YEAR ENDED DECEMBER 31,
                                                             2001                  2000                 1999
                                                          ------------         ------------         ------------
NET SALES                                                 $ 34,924,000         $ 47,380,000         $ 74,441,000
Cost of sales                                               34,878,000           47,942,000           68,684,000
                                                          ------------------------------------------------------
GROSS PROFIT (LOSS)                                             46,000             (562,000)           5,757,000
                                                          ------------------------------------------------------

Operating expenses:
   Selling                                                   4,609,000            6,516,000            7,830,000
   General and administrative                                4,361,000            7,167,000            6,901,000
   Non-cash ESOP compensation                                  166,000              458,000              629,000
   Restructure charge (credit)                                       0             (100,000)             489,000
   Loss on abandonment
     of subsidiary (Note 15)                                 6,055,000                    0                    0
   Impairment charge                                                 0            1,379,000                    0
                                                          ------------------------------------------------------
                                                            15,191,000           15,420,000           15,849,000
                                                          ------------------------------------------------------

OPERATING LOSS                                             (15,145,000)         (15,982,000)         (10,092,000)
(Gain) loss on sales of assets                                  63,000           (1,039,000)          (1,268,000)
Interest expense                                               832,000              714,000              751,000
Interest and other income                                      (30,000)            (175,000)            (318,000)
                                                          ------------------------------------------------------

LOSS BEFORE INCOME TAXES                                   (16,010,000)         (15,482,000)          (9,257,000)
Provision (credit) for income taxes                                  0            5,339,000           (2,722,000)
                                                          ------------------------------------------------------
NET LOSS FROM CONTINUING OPERATIONS                        (16,010,000)         (20,821,000)          (6,535,000)
                                                          ------------------------------------------------------

Income (loss) from discontinued operations                  (2,042,000)          (3,772,000)             396,000
Gain on disposal of discontinued operations                  2,166,000                    0                    0
                                                          ------------------------------------------------------
Income (loss) from discontinued operations                     124,000           (3,772,000)             396,000
                                                          ------------------------------------------------------

NET LOSS                                                  $(15,886,000)        $(24,593,000)        $ (6,139,000)
                                                          ======================================================

BASIC PER SHARE DATA:
Income (loss) from continuing operations                  $      (1.98)        $      (2.70)        $      (0.89)
Income (loss) from discontinued operations                        0.02                (0.49)                0.05
                                                          ------------------------------------------------------
Net income (loss)                                         $      (1.96)        $      (3.19)        $      (0.84)
                                                          ======================================================

Weighted average number of common
    shares outstanding                                       8,098,927            7,703,315            7,338,821
                                                          ======================================================

DILUTED PER SHARE DATA:
Income (loss) from continuing operations                  $      (1.98)        $      (2.70)        $      (0.89)
Income (loss) from discontinued operations                        0.02                (0.49)                0.05
                                                          ------------------------------------------------------
Net income (loss)                                         $      (1.96)        $      (3.19)        $      (0.84)
                                                          ======================================================

Weighted average number of common
    shares outstanding                                       8,098,927            7,703,315            7,338,821
                                                          ======================================================

Dividends Declared Per Share                              $      0.000         $      0.000         $      0.063
                                                          ======================================================

 The accompanying notes are an integral part of these consolidated statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                        For the Years Ended December 31, 1999, 2000 and 2001
                                       -----------------------------------------------------------------------------------------
                                                                                     Retained
                                             Common Stock              Paid-in       Earnings                Treasury Stock
                                         Shares          Amount        Capital      (Deficit)            Shares         Amount
                                        ---------        ------    -------------   ------------       -----------     ----------
BALANCE,
   DECEMBER 31, 1998                    9,752,050       $98,000      $27,397,000     $27,587,000        1,325,170     $4,008,000

Comprehensive loss:
  Net loss                                      0             0                0      (6,139,000)               0              0
  Unrealized gain on foreign
    currency translation                        0             0                0               0                0              0
  Total comprehensive loss

Dividends ($.063 per share)                     0             0                0        (451,000)               0              0
Issuance of stock under dividend
   reinvestment plan                       11,004             0           23,000               0                0              0
Exercise of stock options, net of tax           0             0          183,000               0         (133,025)      (219,000)
Fair value of stock
   released to ESOP, net of tax                 0             0         (362,000)              0                0              0
                                       -------------------------------------------------------------------------------------------

BALANCE,
   DECEMBER 31, 1999                    9,763,054        98,000       27,241,000      20,997,000        1,192,145      3,789,000

Comprehensive loss:
  Net loss                                      0             0                0     (24,593,000)               0              0
  Unrealized loss on foreign
1 currency translation                          0             0                0               0                0              0

  Total comprehensive loss

Issuance of stock under dividend
   reinvestment plan                        1,748             0            2,000               0                0              0
Fair value of stock
   released to ESOP, net of tax                 0             0         (442,000)              0                0              0
                                       -------------------------------------------------------------------------------------------

BALANCE,
   DECEMBER 31, 2000                    9,764,802        98,000       26,801,000      (3,596,000)       1,192,145      3,789,000

Comprehensive loss:
  Net loss                                      0             0                0     (15,886,000)               0              0
  Realized loss on foreign
    currency translation                        0             0                0               0                0              0
  Total comprehensive loss

Issuance of stock under dividend
   reinvestment plan                        3,698             0                0               0                0              0
Fair value of stock
   released to ESOP, net of tax                 0             0       (2,221,000)              0                0              0
                                       -------------------------------------------------------------------------------------------

BALANCE,
   DECEMBER 31, 2001                    9,768,500     $  98,000    $  24,580,000   $ (19,482,000)       1,192,145   $  3,789,000
                                       ===========================================================================================

                                   For the Years Ended December 31, 1999, 2000 and 2001
                                  -------------------------------------------------------
                                                         Accumulated
                                                            Other
                                      Unearned          Comprehensive
                                    Compensation            Loss              Total
                                  ------------------   --------------    ----------------
BALANCE,
   DECEMBER 31, 1998                    $ 4,677,000      $   (996,000)    $  45,401,000

Comprehensive loss:
  Net loss                                        0                 0        (6,139,000)
  Unrealized gain on foreign
    currency translation                          0           442,000           442,000
                                                                          -------------
  Total comprehensive loss                                                   (5,697,000)
                                                                          -------------

Dividends ($.063 per share)                       0                 0          (451,000)
Issuance of stock under dividend
   reinvestment plan                              0                 0            23,000
Exercise of stock options, net of tax             0                 0           402,000
Fair value of stock
   released to ESOP, net of tax          (1,097,000)                0           735,000
                                       ------------------------------------------------

BALANCE,
   DECEMBER 31, 1999                      3,580,000          (554,000)       40,413,000

Comprehensive loss:
  Net loss                                        0                 0       (24,593,000)
  Unrealized loss on foreign
1 currency translation                            0          (277,000)         (277,000)
                                                                          -------------
  Total comprehensive loss                                                  (24,870,000)
                                                                          -------------

Issuance of stock under dividend
   reinvestment plan                              0                 0             2,000
Fair value of stock
   released to ESOP, net of tax          (1,193,000)                0           751,000
                                       ------------------------------------------------

BALANCE,
   DECEMBER 31, 2000                      2,387,000          (831,000)       16,296,000

Comprehensive loss:
  Net loss                                        0                 0       (15,886,000)
  Realized loss on foreign
    currency translation                          0           831,000           831,000
                                                                          -------------
  Total comprehensive loss                                                  (15,055,000)
                                                                          -------------

Issuance of stock under dividend
   reinvestment plan                              0                 0                 0
Fair value of stock
   released to ESOP, net of tax          (2,387,000)                0           166,000
                                       ------------------------------------------------

BALANCE,
   DECEMBER 31, 2001                   $          0     $           0     $   1,407,000
                                       ================================================

 The accompanying notes are an integral part of these consolidated statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         YEAR ENDED DECEMBER 31,
                                                                             2001                 2000                 1999
                                                                         ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $(15,886,000)        $(24,593,000)        $ (6,139,000)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Loss on abandonment of subsidiary                                      6,055,000                    0                    0
     Impairment charge                                                              0            1,379,000                    0
     Depreciation and amortization                                          2,085,000            2,352,000            1,794,000
     Loss (gain) on sale of assets                                             63,000           (1,039,000)          (1,268,000)
     Gain on disposal of discontinued operations                           (2,166,000)                   0                    0
     Provision for doubtful accounts receivable                               131,000            1,469,000              102,000
     Provision (credit) for deferred income taxes                                   0            5,770,000           (2,962,000)
     Non-cash ESOP compensation                                               166,000              458,000              629,000
     Provision for deferred compensation                                      172,000              125,000              244,000
     (Increase) decrease in operating assets:
       Accounts receivable                                                  2,896,000            4,433,000           (2,194,000)
       Inventories                                                          4,666,000            1,573,000            6,369,000
       Refundable income taxes                                                      0                    0            1,696,000
       Prepaid expenses and other assets                                      539,000              376,000              113,000
       Other noncurrent assets                                                371,000               39,000              (37,000)
     Increase (decrease) in operating liabilities:
       Accounts payable                                                       520,000            1,549,000            2,110,000
       Accrued liabilities                                                   (498,000)          (1,069,000)             513,000
       Other noncurrent liabilities                                           514,000             (395,000)            (363,000)
                                                                         ------------------------------------------------------
         Net cash provided by (used in) operating activities                 (372,000)          (7,573,000)             607,000
                                                                         ------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                      (145,000)          (2,394,000)          (5,661,000)
   Proceeds from sales of assets                                               10,000            1,527,000            1,658,000
   Proceeds from sale of division                                           4,560,000                    0                    0
                                                                         ------------------------------------------------------
     Net cash provided by (used in) investing activities                    4,425,000             (867,000)          (4,003,000)
                                                                         ------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds (repayments) on short-term borrowings                      (2,952,000)           7,621,000              754,000
   Principal payments on long-term debt                                    (2,409,000)          (4,402,000)          (1,741,000)
   Proceeds from life insurance policy loans                                1,305,000                    0                    0
   Exercise of stock options                                                        0                    0              105,000
   Cash dividends paid                                                              0                    0             (330,000)
                                                                         ------------------------------------------------------
     Net cash provided by (used in) financing activities                   (4,056,000)           3,219,000           (1,212,000)
                                                                         ------------------------------------------------------
NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS                                (3,000)          (5,221,000)          (4,608,000)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             0                6,000                8,000
CASH AND SHORT-TERM INVESTMENTS AT THE BEGINNING
 OF THE YEAR                                                                    3,000            5,218,000            9,818,000
                                                                         ------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT THE END OF THE YEAR                   $          0         $      3,000         $  5,218,000
                                                                         ======================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
   Cash paid during the period for:
     Interest                                                            $  1,059,000         $    716,000         $    672,000
     Income taxes                                                        $          0         $          0         $     31,000

 The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS AND ORGANIZATION

         Martin Industries, Inc. (the "Company") is a manufacturer of products in two operating segments (see Note 13), which includes home heating products and leisure and other products. Home heating products are sold primarily to distributors and dealers in the United States and Canada. Prior to the sale of its assets associated with the Broilmaster premium gas barbecue grill business in November 2001 and the transfer of its assets used in the production of NuWay do-it-yourself trailers in February 2002, the Company manufactured gas barbecue grills and utility trailers in the leisure and other products segment. Following these dispositions, the leisure and other products segment includes only OEM products and replacement parts.

         The Company's business is seasonal and cyclical with the potential for significant fluctuations in earnings. These fluctuations may be affected by weather conditions, general economic conditions, inflation, employment, the level of consumer confidence, and factors impacting the housing industry.

         As shown in the financial statements during the years ended December 31, 2001 and 2000, the Company has incurred net losses of $15,886,000 and $24,593,000, respectively. The Company has experienced significant losses during the previous four years, which losses could continue during 2002. The accompanying financial statements have been prepared on a going concern basis. See Note 14 of Notes to Consolidated Financial Statements. As explained in Note 5, the Company's credit line with its primary lender will expire on April 1, 2002. There can be no assurance that any new credit arrangement will be finalized or further extensions granted beyond that date. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its existing credit line, to obtain additional financing or refinancing as may be required, and ultimately to re-establish profitable operations.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         Effective January 1, 2001, the Company's Canadian subsidiary has been excluded from the consolidated presentation as a result of the transfer of shares to the subsidiary's manager and sole director as explained in Note 15 of Notes to Consolidated Financial Statements. The consolidated financial statements for fiscal year 2000 and 1999 include the accounts and transactions of the Company and its wholly owned Canadian subsidiary, 1166081 Ontario Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

CASH AND SHORT-TERM INVESTMENTS

         The Company considers cash equivalents in the consolidated statements of cash flows to include investments that are highly liquid and have original maturities of three months or less.

INVENTORIES

     Inventory
costs include material, labor and overhead, and the Company evaluates raw materials, purchase parts, work-in-process and finished goods to ensure that inventory is not recorded at amounts in excess of estimated net realizable value. Inherent in the estimates of net realizable value are management's estimates related to the Company's customer demand, product mix and salvage value. Certain inventories were reduced to estimated net realizable value in fiscal years 2001, 2000 and 1999 resulting in a reduction to pre-tax income of approximately $567,000, $2,100,000 and $1,500,000, respectively. At December 31, 2001 and 2000, the reserve for excess and obsolete inventory was $1,058,000 and $1,820,000, respectively. An analysis of inventories at December 31, 2001 and 2000 follows:

                                                                           2001                2000
                                                                     ------------------------------------
Inventories valued at first-in, first-out ("FIFO") cost:
      Raw material and purchased parts                               $   3,157,000          $   7,756,000
      Work-in-process                                                      778,000              2,129,000
      Finished goods                                                     2,479,000              7,089,000
                                                                     ------------------------------------
                                                                     $   6,414,000          $  16,974,000
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

CASH VALUE OF LIFE INSURANCE

         Cash value of life insurance consists primarily of contractual rights under life insurance agreements on the lives of certain current and former officers and directors. The Company owns the policies and pays the premiums. Upon death of an insured, the Company utilizes the proceeds to fund the related deferred compensation obligation (see Note 7). As of December 31, 2001, the Company had loans outstanding of $1,305,000 against these policies to provide funds for operations.

REVENUE RECOGNITION

         Revenue is recognized upon the shipment of the Company's products to its customers.

FREIGHT REVENUES AND EXPENSES

         Freight revenues for 2001, 2000 and 1999 amounted to $337,000, $470,000, and $659,000, respectively. Freight costs for 2001, 2000 and 1999 amounted to $2,103,000, $2,592,000, and $2,902,000, respectively, and are included in cost of sales in the accompanying Consolidated Statements of Operations.

RESEARCH AND DEVELOPMENT

         Research and development expenses are charged against income in the period in which the expenses are incurred. Research and development expenses were $1.3 million, $2.1 million and $2.4 million in 2001, 2000 and 1999, respectively, which are included in general and administrative expenses in the Consolidated Statements of Operations.

INSURANCE ARRANGEMENTS

         The Company is partially self-insured for worker's compensation, product liability, and employee medical/dental claims. The Company purchases insurance coverage for all worker's compensation claims in excess of $250,000 per occurrence, for all product liability claims in excess of $75,000 per occurrence ($50,000 effective January 1, 2002), and for all medical claims in excess of $200,000 per occurrence ($100,000 effective January 1, 2002).

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

EMPLOYEE STOCK OWNERSHIP PLAN

         Prior to the retirement of the debt associated with the Company's Employee Stock Ownership Plan ("ESOP") in November 2001, the Company recognized non-cash compensation expense as shares of stock owned by the ESOP were committed to be released to participant accounts based on the average fair value of the shares during the year. Shares of stock owned by the ESOP were committed to be released to participant accounts based on scheduled principal payments to be made on the ESOP debt. The difference in the average fair value of the committed shares and the original cost of those shares, net of income taxes, if applicable, was charged or credited to paid-in capital (see Notes 4 and 7).

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

         The Company also maintains a plan whereby the Company provides medical insurance coverage through its self-insured medical/dental plan to certain former officers and directors who have terminated their employment and have not reached retirement age. The plan also provides medical/dental coverage until age 65 for certain former employees who terminated their employment in 2001 under the terms of a Voluntary Early Retirement Incentive Plan. The Company accounts for these benefits in accordance with SFAS No. 112, Employer's Accounting for Postemployment Benefits, which requires the accrual of postemployment benefits as they are earned by employees.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

         The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of its long-lived assets and intangibles may be impaired and not be recoverable. In performing this evaluation, the Company uses an estimate of the related cash flows expected to result from the use of the asset and its eventual disposition. When this evaluation indicates the asset has been impaired, the Company will measure such impairment based on the asset's fair value. During 2000, the Company recorded an impairment charge as explained in Note 11.

ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company accounts for its stock options under the intrinsic value method and, accordingly, no compensation cost is recognized for options granted when the related option prices are equal to or greater than the market value of the Company's common stock at the date of grant.

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

A reconciliation of shares as the denominator of the basic and diluted EPS computation is as follows:

                                                                       2001             2000            1999
                                                                    ---------         ---------       ---------
Weighted average shares-basic, excluding ESOP
   and stock option effects                                         5,756,708         5,654,357       5,426,323

Weighted average effect of ESOP shares
   committed to be released                                         2,342,219         2,048,958       1,912,498
                                                                    -------------------------------------------
Weighted average number of common
   shares outstanding-basic and diluted                             8,098,927         7,703,315       7,338,821
                                                                    ===========================================

         Options outstanding of 505,234, 505,514, and 525,014 for the years ended December 31, 2001, 2000 and 1999, respectively, were not included in the table above as they were not dilutive.

NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which delays the effective date of SFAS No. 133. This statement was adopted January 1, 2001 and did not have a material effect on the Company's consolidated financial statements.

         On July 20, 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Business combinations initiated after June 30, 2001, must be accounted for under the provisions of these two statements. The Company must also apply these provisions to previously recorded business combinations as of January 1, 2001. The principal provisions of SFAS 141 and SFAS 142 are as follows:

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

         The Company will adopt SFAS 141 and SFAS 142 on January 1, 2002, and the adoption of these standards did not have a material impact on its financial condition, results of operations or cash flows.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions for the disposal of a segment of a business contained in APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations. The provisions of SFAS No. 144 are effective beginning in 2002 and the Company has not yet quantified the impact of adopting SFAS No. 144 on its financial statements.

FOREIGN CURRENCY TRANSLATION

         Prior to fiscal 2001, the Company determined that the local currency of its former Canadian subsidiary was the functional currency. In accordance with SFAS No. 52, Foreign Currency Translation, the assets and liabilities denominated in foreign currency were translated into U.S. dollars at the current rate of exchange existing at year-end and revenues and expenses for the year were translated at average monthly exchange rates. Related translation adjustments have been reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions have been included in results of operations. See Note 15.

PRIOR YEAR RECLASSIFICATION

         Certain prior year amounts have been reclassified to conform with the current year's presentation.

3.       INCOME TAXES

         An analysis of the provision (credit) for income taxes from continuing operations for the years ended December 31, 2001, 2000, and 1999 follows:

                                                          2001             2000                 1999
                                                         ------        ------------         ------------
Federal:
   Current                                                $   0        $          0         $    209,000
   Deferred                                                   0           4,538,000           (2,652,000)
                                                          ----------------------------------------------
                                                              0           4,538,000           (2,443,000)
                                                          ----------------------------------------------
State:
   Current                                                    0                   0              209,000
   Deferred                                                   0             801,000             (488,000)
                                                          ----------------------------------------------
                                                              0             801,000             (279,000)
                                                          ----------------------------------------------
                                                          $   0        $  5,339,000         $ (2,722,000)
                                                          ==============================================

         The provision (credit) for income taxes from continuing operations differs from the amounts computed by applying the federal statutory rate due to the following:

                                                                             2001                 2000                  1999
                                                                         ------------         ------------         ------------
Tax provision (credit) at the federal statutory rate                     $ (5,401,000)        $ (5,264,000)        $ (3,147,000)
State income taxes, net of federal income tax benefit                        (524,000)            (521,000)            (184,000)
Increase in deferred tax valuation allowance                                3,509,000           10,449,000              767,000
Effect on deferred taxes associated with abandonment of
    Canadian subsidiaries                                                   1,337,000                    0                    0
Other                                                                       1,079,000              675,000             (158,000)
                                                                         ------------------------------------------------------
                                                                         $          0         $  5,339,000         $ (2,722,000)
                                                                         ======================================================

Temporary differences which create net deferred tax assets at December 31, 2001 and 2000 are as follows:

                                                                   2001                 2000
                                                               ------------         ------------
Net operating loss carryforwards                               $ 14,347,000         $ 12,417,000
Loss on abandonment of Canadian subsidiary                        1,342,000                    0
Deferred compensation                                               654,000              721,000
Reserve for excess and obsolete inventory                           396,000              684,000
Inventory                                                           197,000              633,000
Accrued vacation                                                    158,000              311,000
Accrued workers' compensation                                       307,000              289,000
Accrued warranty                                                    470,000              617,000
 Accrued medical claims                                             271,000              182,000
Other                                                               598,000              543,000
                                                               ---------------------------------
  Gross deferred tax assets                                      18,740,000           16,397,000
                                                               ---------------------------------

 Inventory valuation (LIFO to FIFO)                                (986,000)          (2,059,000)
Depreciation                                                       (712,000)            (805,000)
                                                               ---------------------------------
  Gross deferred tax liabilities                                 (1,698,000)          (2,864,000)

Net deferred tax assets before allowance                         17,042,000           13,533,000
Valuation allowance                                             (17,042,000)         (13,533,000)
                                                               ---------------------------------
Net deferred tax assets                                        $          0         $          0
                                                               =================================

         The Company has net deferred tax assets resulting primarily from net operating loss ("NOL") carryforwards in United States jurisdictions of approximately $37.8 million expiring in fiscal years 2019 through 2021. At December 31, 2000, NOL carryforwards in Canada of approximately $2,361,000 expiring in fiscal years 2001 through 2007 were deconsolidated in fiscal 2001 associated with the transfer of the Company's Canadian subsidiaries as explained in Note 15.

         The Company establishes valuation allowances in accordance with SFAS No. 109, Accounting for Income Taxes, and will continually review the adequacy of the valuation allowance. The Company concluded that it should fully-reserve its net deferred tax assets as a result of continuing losses from operations and realization of the assets was not considered more likely than not.

4.       LONG-TERM DEBT

         The Company's long-term debt as of December 31, 2001 and 2000 is as follows:

                                                                                     2001                2000
                                                                                   -----------        ----------
Bank term loan (ESOP), variable rate, 8.51% at December 31, 2000, repaid
   in 2001                                                                         $         0        $ 2,387,000
Capitalized lease obligations, interest rates ranging from 6.44% to 13.00%
   at December 31, 2001 and 5.90% to 13.00% at December 31, 2000,
   secured by automotive and computer equipment                                         52,000             74,000
                                                                                   ------------------------------
                                                                                        52,000          2,461,000
Less current maturities                                                                 52,000          2,461,000
                                                                                   ------------------------------
                                                                                   $         0        $         0
                                                                                   ==============================

         In connection with the establishment of the ESOP, on January 7, 1993, the Company obtained a bank term loan amounting to $11,934,000 due over a ten-year period at a rate of 79.5% of prime plus 1.35%. The bank term loan proceeds were loaned by the Company to the ESOP (see Notes 2 and 7), which utilized the funds together with a $54,000 cash contribution from the Company to purchase 3,489,115 shares of common stock from existing stockholders. The terms of the Company loan to the ESOP were substantially similar to the terms under the bank term loan. The Company repaid the bank term loan in fiscal 2001 in connection with the renewal of its short-term borrowings (see Note 5) from the proceeds generated from the sale of Broilmaster (see Note 16). See Note 7 for a discussion of the ESOP.

5.       SHORT-TERM BORROWINGS

         Effective December 19, 2001, the Company entered into an amended bank line of credit agreement with its principal lender for up to a maximum of $7.5 million which has been utilized to finance inventories, receivables and operations. As of December 31, 2001, the outstanding balance on the existing line of credit was $5,567,000 and $46,000 was available. See Note 14 of Notes to Consolidated Financial Statements. The line of credit is secured by the receivables, inventory and equipment of the Company. Interest on the line of credit is payable monthly at a variable rate based on the prime rate plus 2%. The existing credit line will expire on April 1, 2002. The Company is pursuing a more permanent form of financing as it continues its restructuring and product development efforts. There can be no assurance, however, that any new credit arrangement will be finalized or further extensions granted beyond April 1, 2002.

         During 2001, the maximum and average amounts of borrowings outstanding under the existing line of credit were $9,620,000 and $8,154,000, respectively, and the weighted average interest rate on these borrowings was 7.3%.

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

7.       EMPLOYEE BENEFIT AND COMPENSATION PLANS

         EMPLOYEE AND DIRECTOR STOCK OPTION PLANS

         In 1988, the Company adopted the 1988 Stock Option Plan for certain key management personnel. Options granted under the 1988 plan were issued at a total purchase price determined by the Board of Directors, to be satisfied 50% in cash upon exercise of the options and 50% in previously earned but unpaid compensation accrued. The previously earned but unpaid compensation accrued represents compensation utilized to reduce the cash exercise price of the option at the date of grant. The difference in the total purchase price of the options and the estimated fair value of the common stock at the date of grant was not material to the Company's consolidated financial statements. Options granted under the 1988 plan are exercisable over a ten-year period beginning one year after the date of grant. At December 31, 2001, there were 14,280 options available for grant under this plan.

         In 1994, the Company adopted the 1994 Stock Option Plan for certain officers, directors, and key management employees of the Company. Options granted under the 1994 plan were issued at prices which approximated the fair value of the common stock and are exercisable over a ten-year period beginning one year after the date of grant, with the exception of one grant during 2000 of 45,500 options of which one-half of the grant is exercisable two years after the date of grant. Total options issuable under this plan amount to 525,000, of which 155,000, 284,927, and 94,566 were granted in 2001, 2000 and 1999, respectively. At December 31, 2001, there were 147,544 options available for grant under this plan. Forfeitures of previously granted options are utilized for future grants.

         During 1994, the Company adopted a stock option agreement with a former director and consultant whereby options for 7,000 shares were granted at prices which approximated the fair value of the common stock. These options are exercisable over a ten-year period beginning one year after the date of grant.

         During 1996, the Company adopted the 1996 Non-Employee Directors' Stock Option and Deferred Compensation Plan whereby directors may elect to receive stock options in lieu of directors' fees. Further, directors may elect to defer all or any portion of the directors' fees in accordance with the terms of the 1996 plan. Options granted under the 1996 plan were issued at prices which approximated the fair value of the common stock and are exercisable over a ten-year period beginning one year after the date of grant. Total options issuable under this plan amount to 100,000, of which no options were granted in 2001, 2000 or 1999. At December 31, 2001, there were 3,852 options available for grant under this plan.

         The Company accounts for these plans utilizing the intrinsic value method, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

                                           2001                   2000                   1999
                                      --------------         --------------         --------------
Net loss:
   As reported                        $  (15,886,000)        $  (24,593,000)        $   (6,139,000)
   Pro forma                          $  (16,015,000)        $  (24,708,000)        $   (6,292,000)

Net loss per share:
   As reported - diluted              $        (1.96)        $        (3.19)        $        (0.84)
   Pro forma - diluted                $        (1.98)        $        (3.21)        $        (0.86)

         Information with respect to stock options is summarized as follows:

                                                  2001                      2000                        1999
                                        -----------------------   ------------------------    -------------------------
                                         Shares       Wtd. Avg.     Shares       Wtd. Avg.      Shares        Wtd. Avg.
                                         (000)        Ex Price      (000)        Ex Price        (000)        Ex Price
                                        -------      ----------   ---------    -----------    --------      -----------

Outstanding at beginning of year          505          $3.64          525          $4.89          766          $5.00
Granted                                   155            .47          285           1.69           95           3.07
Exercised                                   0              0            0           0.00         (133)          1.57
Forfeited                                (155)          3.16         (305)          3.92         (203)          6.70
                                        -------------------------------------------------------------------------------
Outstanding at end of year                505          $2.76          505          $3.64          525          $4.89
                                        -------------------------------------------------------------------------------
Exercisable at end of year                374          $3.52          299          $4.99          380          $5.29
                                        -------------------------------------------------------------------------------
Weighted average fair value of options
  granted                                              $ .42                       $1.29                       $1.34

         The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: risk-free interest rates of 4.89, 6.20, and 5.41 percent; expected dividend yields of zero, zero and zero percent; expected lives of ten, six, and six years; expected volatility of 116 percent, 105 percent, and 50 percent.

         The following table summarizes information about stock options outstanding at December 31, 2001.


                                    Options Outstanding                 Options Exercisable
                       -------------------------------------------  --------------------------
                                         Weighted
                          Number          Average        Weighted      Number        Weighted
                       Outstanding at    Remaining       Average    Exercisable at    Average
       Range of         December 31,    Contractual      Exercise   December 31      Exercise
   Exercise Prices         2001         Life (Years)      Price         2001           Price
   ---------------     --------------   ------------    ----------  -------------   ----------
   $.47  to $ .87         151,640           8.2           $ .54         31,640       $ .80
   $1.69 to $2.69         191,366           8.8           $1.83        179,866       $1.84
   $4.00 to $6.00         105,970           5.8           $5.21        105,970       $5.21
   $6.38 to $9.50          56,258           5.4           $7.25         56,258       $7.25

         During 1999, the Company recognized tax benefits related to the exercise of stock options in the amount of $193,000. The tax benefits were credited to paid-in capital. No stock options were exercised during 2000 and 2001.

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

         On January 7, 1993, the ESOP received a loan from the Company in the amount of $11,934,000 under substantially similar terms as the Company's bank term loan discussed in Note 4. The ESOP utilized the funds together with a $54,000 initial cash contribution from the Company to purchase 3,489,115 shares of Company common stock from existing stockholders. The ESOP pledged the common stock purchased as security on the loan from the Company. During the fourth quarter of 2001, the Company paid in full the principal and interest due under the ESOP loan from the bank and cancelled the loan from the Company to the ESOP. In connection with the retirement of the ESOP debt, all unallocated shares of common stock remaining in the ESOP's suspense account were credited to the ESOP participants' accounts.

         The outstanding balance due on the loan, which is reflected as unearned compensation in the accompanying consolidated balance sheets, as of December 31, 2001, and 2000 was $0 and $2,387,000, respectively. Prior to the retirement of the ESOP debt, the Company contributions were made to the ESOP in such amounts as determined by the Company's Board of Directors; however, the Company's contributions had to be sufficient to cover principal and interest on the loan to the ESOP.

         During the years ended December 31, 2001, 2000 and 1999, the Company recognized interest expense related to the ESOP debt of $148,000, $265,000, and $392,000, respectively. Non-cash ESOP compensation expense recognized by the Company during the years ended December 31, 2001, 2000 and 1999, which was based on the average fair value of the shares committed to be released as compensation, amounted to $166,000, $458,000, and $629,000, respectively. Additionally, the fair value of shares released in payment of dividends on allocated shares amounted to $0, $0, and $51,000 in 2001, 2000 and 1999, respectively.

         The difference in the average fair value and the original cost of shares committed to be released as compensation or dividends on allocated shares, net of income taxes, if applicable, was (charged) credited to paid-in capital during the years ended December 31, 2001, 2000 and 1999 and amounted to ($2,221,000), ($442,000), and ($362,000), respectively.

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

         During 2001, 2000 and 1999, phantom shares of the Company's common stock totaling 8,370, 0, and 6,329, respectively, were allocated to participant accounts. Compensation expense equal to the fair value of phantom shares granted is accrued annually together with any change in the fair value of shares previously allocated and resulted in credits to the consolidated statements of operations in 2001, 2000 and 1999 in the amount of $49,000, $103,000, and $91,000, respectively.

         PROFIT-SHARING PLAN

         The Company maintains a profit-sharing plan covering substantially all employees. Contributions to the plan are at the discretion of the Board of Directors. As a result of the adoption of the ESOP in 1993, no contributions have been made to the plan since 1992.

         401(K) RETIREMENT PLAN

         The Company offers a savings retirement provision under Section 401(k) of the Internal Revenue Code to substantially all of its employees. Under these provisions, employees may contribute up to 15% of their total compensation to the plan. The Company makes matching contributions up to a maximum of 1% of the employee's compensation, as defined, which amounted to $58,000, $75,000, and $69,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

         DEFERRED COMPENSATION PLAN

         The Company maintains a supplemental income plan for certain current or retired employees. The Plan provides for 120 monthly payments starting at age 65 equal to 40% of the employee's regular compensation, as defined. The Company is accruing the net present value of the estimated benefits from the dates of the agreements to the estimated retirement dates. As part of this program, the Company purchased life insurance on the participants to utilize in funding these obligations. Deferred compensation expense recognized by the Company in the years ended December 31, 2001, 2000 and 1999 amounted to $172,000, $125,000, and $244,000, respectively. In October 2001, payments to certain individuals were suspended due to the liquidity requirements of the Company.

         SALARY CONTINUATION (TERMINATION) BENEFITS

         In 1998, the Company entered into certain salary continuation agreements with certain key employees which provide for termination benefits to be paid to these employees. The termination benefits are payable only in the event employment with the Company is terminated for any reason other than death, permanent disability, voluntary termination or for cause. The period covered by the agreements extended through December 31, 1999, with the exception of two agreements which extended through July 11, 2000 and December 31, 2001, respectively. Due to the termination of one participant during 1999, the Company paid $53,000 and $54,000 in salary continuation in 2001 and 2000, respectively. Due to the termination of the remaining participant during 2000, the Company paid $94,000 and $131,000 in salary continuation in 2001 and 2000, respectively.

         DIVIDEND REINVESTMENT PLAN ("DRIP")

         The DRIP was adopted by the Company in 1997 to provide holders of common stock with an opportunity to invest cash dividends in shares of common stock and optional cash payments for additional shares of common stock without payment of any brokerage, commission or service charge. During fiscal year 2001, 2000 and 1999, 3,698, 1,748, and 11,004 shares, respectively, of common stock were issued in connection with this plan.

8.       FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL
         INSTRUMENTS

         SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires all businesses to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Based upon their remaining term to maturity and the current interest environment, the estimated fair values of the Company's financial instruments on the balance sheet at December 31, 2001 and 2000 approximate their carrying values at those dates.

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

         With regard to the foregoing, on February 20, 2002, the Company transferred the shares of its wholly-owned subsidiary, 1166081 Ontario Inc. to Roger Vuillod. All shares of Hunter are held by 1166081 Ontario Inc. Under the terms of the transfer, Mr. Vuillod assumed all obligations and liabilities associated with the ownership of the shares of 1166081 Ontario Inc. The transfer of shares of 1166081 Ontario Inc. did not effect a transfer of the Company's rights and obligations under the contingent settlement noted above.

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

         LEASES

         The Company had financing lease obligations for a portion of its manufacturing facilities and its central office building. These obligations were classified as financing leases as they contained bargain purchase options which the Company intends to exercise. Although the Company satisfied the financing lease obligations in a prior year, the bargain purchase options had not been exercised as of December 31, 2001. A summary of the asset balances of the leased facilities follows:

                                                2001                 2000
                                           ---------------       -------------
Class of property:
       Land                                $       192,000       $     192,000
       Buildings and machinery                   2,223,000           2,223,000
                                           -----------------------------------
                                                 2,415,000           2,415,000
       Less accumulated depreciation             1,748,000           1,702,000
                                           -----------------------------------
                                           $       667,000       $     713,000
                                           ===================================

         In addition, the Company has various items of machinery and equipment under operating leases that expire during the next one to six years or are on month-to-month rental terms. Rent expense under all operating leases amounted to $381,000, $655,000, and $552,000 in the years ended December 31, 2001, 2000 and
1999, respectively.

         The following is a schedule of future minimum rental payments by year under operating leases having initial or remaining noncancelable lease terms in excess of one year as of December 31, 2001:

                    2002                          $    146,000
                    2003                               111,000
                    2004                                87,000
                    2005                                14,000
                    Thereafter                               0
                                                  ------------
                                                  $    358,000
                                                  ============

10.      SALE OF CERTAIN ASSETS

         During the fourth quarter of 2001, the Company sold certain assets related to the Broilmaster premium gas barbecue business. The Company recorded a gain on sale of $2,166,000, which is included in gain on disposal of discontinued operations in the Consolidated Statements of Operations. In connection with this sale, the Company received total proceeds of $4,560,000. See Note 16 of Notes to Consolidated Financial Statements.

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

         On March 31, 1999, the Company completed the sale of all of the assets of its Ashley solid fuel division. The Company recorded a gain on the sale of the Ashley division of $1,167,000 which is included in gain on sales of assets in the Consolidated Statements of Operations. In connection with this sale, the Company received cash of $1,100,000 and accepted notes receivable totaling approximately $1,100,000. The notes were paid in full in 2001.

11.      IMPAIRMENT CHARGE

         The Company accounts for its long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company reviews for impairment of long-lived assets and goodwill related to those assets to be held and used in the business whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 2000, the Company recorded an impairment charge of $1,379,000, which reduced the carrying amount of goodwill associated with the acquisition of Hunter by $1,207,000 and property, plant and equipment at the Sheffield, Alabama facility by $172,000.

12.      RESTRUCTURING COSTS

         As part of the continuing effort to reduce operating costs and improve manufacturing efficiencies, the Company made the decision to close its Washington Park, Illinois facility in fiscal 1998. The Company initiated the closing and the transfer of the gas grill, gas log and freestanding vent-free stove production into the Athens, Alabama and Huntsville, Alabama locations during the second quarter of 1998. During 1999, the Company increased the reserve by $89,000, primarily due to higher than originally anticipated expenses such as legal fees and group insurance. There was no reserve remaining as of December 31, 2001.

         On December 9, 1999, the Company announced the closing and consolidation of its Huntsville, Alabama manufacturing facility. The Company transferred the production of gas heating products to the Athens, Alabama and Orillia, Ontario, Canada plants, and transferred the production of gas logs and NuWay utility trailers to the Sheffield, Alabama plant during the first two quarters of 2000. The Company transferred the production of gas logs and utility trailers from Sheffield to Athens and Orillia, respectively, during the fourth quarter of 2000. The Company recorded a restructure charge of $400,000, before tax, in connection with the closing. The restructure charge includes employee termination costs of $125,000 and other exit costs of $275,000 (primarily payroll and benefits of $69,000 and group insurance of $159,000). During fiscal 2000, the Company recorded a restructure credit of $100,000. This credit represents a reduction of the reserve based on the Company's analysis that the original reserve for group insurance claims should be reduced based on a lower-than-anticipated number of terminated employees participating in the Company's self-insured insurance plan. There was no reserve remaining as of December 31, 2001.

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

                                                                             YEAR ENDED DECEMBER 31,
                                                                    2001              2000             1999
                                                              ---------------    --------------   -------------
Gross sales:
   Home heating products                                      $    33,977,000    $   43,046,000   $  66,799,000
   Leisure and other products                                       1,283,000         4,690,000       7,842,000
                                                              -------------------------------------------------
                                                              $    35,260,000    $   47,736,000   $  74,641,000
                                                              =================================================

Reconciliation to net sales:
   Gross sales                                                $    35,260,000    $   47,736,000   $  74,641,000
   Freight revenue                                                    335,000           419,000         906,000
   Discounts and royalties                                           (671,000)         (775,000)     (1,106,000)
                                                              -------------------------------------------------
   Net sales                                                  $    34,924,000    $   47,380,000   $  74,441,000
                                                              =================================================

Gross margin:
   Home heating products                                      $    10,444,000    $   15,474,000   $  22,631,000
   Leisure and other products                                         712,000         1,939,000       3,289,000
                                                              -------------------------------------------------
                                                              $    11,156,000    $   17,413,000   $  25,920,000
                                                              =================================================
Reconciliation to gross profit:
   Gross margin                                               $    11,156,000    $   17,413,000   $  25,920,000
   Freight revenue                                                    335,000           419,000         906,000
   Discounts and royalties                                           (671,000)         (775,000)     (1,106,000)
   Fixed costs, variances, reserves and other                     (10,774,000)      (17,619,000)    (19,963,000)
                                                              -------------------------------------------------

Gross profit (loss)                                           $        46,000    $     (562,000)  $   5,757,000
                                                              =================================================

Identifiable net assets (1):
   Home heating products                                      $    11,284,000    $   18,898,000   $  21,587,000
   Leisure and other products                                         387,000         6,480,000       6,621,000
   Other (2)                                                        2,932,000         4,500,000       3,980,000
                                                              -------------------------------------------------
                                                              $    14,603,000    $   29,878,000   $  32,188,000
                                                              =================================================

Depreciation and amortization:
   Home heating products                                      $     1,214,000    $    1,071,000   $   1,083,000
   Leisure and other products                                          43,000           398,000         301,000
   Other (2)                                                          828,000           883,000         410,000
                                                              -------------------------------------------------
                                                              $    $2,085,000    $    2,352,000   $   1,794,000
                                                              =================================================
Capital expenditures:
   Home heating products                                      $       140,000    $      706,000   $   2,420,000
   Leisure and other products                                           5,000           222,000         674,000
   Other (2)                                                                0         1,466,000       2,567,000
                                                              -------------------------------------------------
                                                              $       145,000    $    2,394,000   $   5,661,000
                                                              =================================================

----------------
(1) Represents Property, Plant and Equipment and Inventory (each net of respective reserves).

(2) Represents amounts attributable to the Company's corporate administration.

The Company also reported revenues from customers and held assets in different geographic areas as illustrated in the following table prior to January 1, 2001 (see Note 15).

                                                                        YEAR ENDED DECEMBER 31,
                                                             2001                2000              1999
                                                       ----------------    ---------------    ---------------
GROSS SALES (1):
   United States                                       $     34,924,000    $    47,380,000    $    74,441,000
   Canada                                                             0          8,429,000          7,437,000
   Elimination of intersegment net sales                              0         (2,496,000)          (901,000)
                                                       -------------------------------------------------------
                                                       $     34,924,000    $    53,313,000    $    80,977,000
                                                       ======================================================

LONG-LIVED ASSETS:
   United States                                       $      8,189,000    $    10,447,000    $    10,997,000
   Canada (2)                                                         0          2,940,000          4,409,000
                                                       ------------------------------------------------------
                                                       $      8,189,000    $    13,387,000    $    15,406,000
                                                       ======================================================

-----------------

(1) Net sales are attributed to countries based primarily on the location of the external customers.

(2) Decrease in fiscal 2000 primarily related to impairment charge discussed in Note 11 of Notes to Consolidated Financial Statements, and decrease in fiscal 2001 related to transfer of Canadian subsidiary shares to the manager and sole director as discussed in Note 15 of Notes to Consolidated Financial Statements.


14.      GOING CONCERN MATTERS

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the year ended December 31, 2001 and 2000, the Company incurred net losses of $15,886,000 and $24,593,000, respectively. The Company also has short-term borrowings of $5,567,000 as of December 31, 2001. The balance is payable to the Company's primary lender under a bank line of credit agreement. The line of credit agreement expires on April 1, 2002. However, the Company is aggressively pursuing a more permanent form of financing. There can be no assurance, however, that any new credit arrangement will be finalized or further extensions granted beyond April 1, 2002.

         Although the Company incurred a net loss in 2001, management continued to implement and focus on strategies to return the Company to profitability. During 2001, payroll expenses were reduced approximately $3 million (on an annualized basis). The production variances experienced during fiscal 2000 improved significantly during 2001. However, the Company continued to experience overhead variances because, due to lower sales volume, production levels were not high enough to cover the overhead in the plant. The Company's operations have been, and continue to be, restructured in an attempt to bring costs in line with the expected level of sales. However, there can be no assurance that the Company's cost reductions will be successful, that the Company will be able to meet the needs and expectations of its customers, or that the Company will achieve a level of revenue that will allow it to return to profitability.

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

15.      TRANSACTION AFFECTING SUBSIDIARY LOCATION

         On February 20, 2002, the Company completed the transfer of all of the shares of its wholly-owned subsidiary, 1166081 Ontario Inc., an Ontario corporation ("1166081") to Roger Vuillod. All shares of the Company's indirect subsidiary, Hunter Technology Inc., an Ontario corporation ("Hunter"), are held by 1166081. Mr. Vuillod was the manager and sole director of Hunter at the time of the transfer.

         The transfer of 1166081 was effected pursuant to a Share Transfer Agreement and Assignment of Intercompany Debt (the "Agreement"), dated February 20, 2002, among the Company, 1166081, Hunter and Mr. Vuillod. The terms of the transfer were determined by arm's length negotiation. Under the terms of the transfer, Mr. Vuillod assumed all obligations and liabilities associated with the ownership of the shares of 1166081. Further, in connection with the transfer, the Company assigned $4.3 million in intercompany debt, which Hunter owed to the Company, to Mr. Vuillod. According to the terms of the assignment, as Mr. Vuillod collects payment on the debt, he will pay a percentage of the collection to the Company. No amounts will be recognized by the Company until such amounts are realized. Also, the Company assigned to Hunter the assets used in the manufacture and distribution of NuWay do-it-yourself trailers, which have been manufactured by Hunter since the fourth quarter of 2000.

         As a condition to the consummation of the transfer, the Company, Mr. Vuillod, 1166081 and Hunter entered into and delivered a Mutual General Release pursuant to which Mr. Vuillod, 1166081 and Hunter released the Company from any liability, obligation or claim arising out of any matter, cause or thing occurring prior to the delivery of the release, with the exception of the Company's obligations under the Agreement and certain severance obligations owing by the Company to Mr. Vuillod. The Mutual General Release also effected a release by the Company of Mr. Vuillod from any liability, obligation or claim arising out of any matter, cause or thing occurring prior to the delivery of the release, except for Mr. Vuillod's obligations under the Agreement.

         As a result of the transfer of the shares of the subsidiary to Mr. Vuillod, effective January 1, 2001, the subsidiary has been excluded from the Company's consolidated financial statement presentation. Related to the deconsolidation, the Company recognized net charges of $6,055,000.

         Separately, Hunter Technology Inc. self-appointed a Receiver to provide protection from its creditors as it evaluates its options for restructuring, to include a sale or merger, or liquidation. The Company is not subject to the receivership, nor is the Company subject to any guarantee for any liabilities of Hunter.

         Net sales, expenses, and net loss of 1166081 Ontario Inc. which are included in the Consolidated Statements of Operations for the years ended December 31, 2000 and 1999 are as follows (in thousands):

                                                  2000                 1999
                                             ---------------       -------------

                  Net Sales                  $         8,429       $       7,226
                  Expenses                            11,183               7,870
                                             -----------------------------------
                  Net Loss                   $        (2,754)      $        (644)
                                             ====================================

16.      DISCONTINUED OPERATIONS

         On November 30, 2001, the Company completed the sale of certain assets constituting its Broilmaster premium gas barbecue grill business (the "Broilmaster Assets") to Empire Comfort Systems, Inc., an Illinois corporation ("Empire"). The sale of the Broilmaster Assets was effected pursuant to an Asset Purchase Agreement (the "Asset Purchase Agreement"), dated November 30, 2001, between the Company and Empire. The purchase price, which was determined by arm's length negotiations, was $4,960,000 in cash, of which $400,000 will be held in escrow accounts pending a final physical inventory and to make funds available for future product warranty claims and to meet indemnification requirements.

         The result of the sale of the Broilmaster premium gas barbecue grill business has been reflected as Discontinued Operations in the accompanying financial statements. The operating results of discontinued operations are as follows (in thousands):

                                                      2001               2000               1999
                                                    ------------------------------------------------

Net sales                                           $  8,214           $ 16,300           $ 14,796

Gross profit                                             593              1,613              2,739
                                                    ------------------------------------------------

Income (loss) from discontinued operations          $ (2,042)          $ (3,772)            $  396
                                                    ================================================

17.      SUBSEQUENT EVENTS (UNAUDITED)


         ECONOMIC STIMULUS BILL

         In March 2002, Congress passed an economic stimulus bill containing certain temporary business tax incentives. The tax provisions in the stimulus bill will extend the net operating loss ("NOL") carryback period to five years for NOLs arising in tax years ending in 2001 and 2002, and allow use of NOL carrybacks and carryforwards to offset 100 percent of alternative minimum taxable income (AMTI). These NOL carryback provisions will allow the Company to carry its loss back to 1996 and the years following. With this change the estimated benefit of such changes will result in refunds of $391,000 in fiscal 2002.

         FINANCING STATUS

         On April 1, 2002, the Company received an extension from its primary lender of its current line of credit through July 1, 2002. The lender also agreed to waive the Company's current defaults of debt covenants contained in its loan agreement through March 31, 2002. The extension does not effect a change in the amount available to the Company under the line, which varies based on the value of certain assets securing the line. The line of credit is secured by the Company's equipment, inventory and accounts receivable. Under a previous extension, the Company agreed to pay to the lender a fee in the amount of $100,000 in the event the Company was unable to obtain replacement financing on or before March 31, 2002. The lender has agreed to extend the payment of this fee until July 1, 2002 and, in the event the line of credit is paid in full by April 30, 2002, to waive the fee. In the event the line of credit is repaid in full after April 30, 2002, but on or before May 31, 2002, the fee will be reduced to $50,000. In the event the Company does not repay the line of credit in full by June 30, 2002, the lender will receive warrants to purchase common stock in the Company equal to 10% of the Company's outstanding shares. The Company also agreed to grant the lender a second mortgage in all of the real property of the Company.

         The Company is working to complete negotiations with an entity controlled by three of its directors to provide a $1.5 million term loan to the Company. The loan will be for a six month term, subject to renewal for an additional six months at the option of the Company. The loan will bear interest at an annual rate of 12% and is subject to a placement fee of 5% due at the funding of the loan and an additional 3% fee at repayment. The loan is to be secured by an unencumbered first mortgage in all of the real property of the Company. Although the Company believes that this transaction will be completed and funds made available to the Company thereunder during the first half of April, 2002, the transaction is subject to the entity closing its own funding and the completion of the lending documents. Therefore, there can be no assurance given that this proposed transaction will be completed.

                                                                       EXHIBIT S

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To Martin Industries, Inc.:


         We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of MARTIN INDUSTRIES, INC. included in this Form 10-K and have issued our report thereon dated March 1, 2002 (except with respect to the matters explained in Note 14, as to which the date is March 26, 2002). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As explained in Note 14 to the consolidated financial statements, the Company has suffered recurring losses from operations and its existing line of credit is due on April 1, 2002, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also explained in Note 14. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                          ARTHUR ANDERSEN LLP


Birmingham, Alabama
March 1, 2002 (except with respect to Note 14
  as to which the date is March 26,  2002)

                                                                     SCHEDULE II



                             MARTIN INDUSTRIES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001







                                                                     Charged/
                                               Balance at           (Credited)       (Deductions)/
                                                Beginning            to Costs          Recoveries        Balance at
                                                 of Year           and Expenses            Net           End of Year
                                               ------------       ------------        -----------       -----------

FOR THE YEAR ENDED DECEMBER 31, 1999:
Allowance for doubtful accounts                $    627,000       $    102,000        $  (125,000)      $   604,000

FOR THE YEAR ENDED DECEMBER 31, 2000:
Allowance for doubtful accounts                $    604,000       $  1,469,000        $  (604,000)      $ 1,469,000

FOR THE YEAR ENDED DECEMBER 31, 2001:
Allowance for doubtful accounts                $  1,469,000       $    131,000        $  (322,000)      $ 1,278,000

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

Date: April 1, 2002

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

               Signature                                           Title                               Date
               ---------                                           -----                               ----

             /s/ JOHN L. DUNCAN                         President, Chief Executive               April 1, 2002
--------------------------------------------                Officer and Director
                John L. Duncan                         (Principal Executive Officer)

             /s/ JAMES W. TRUITT                    Vice President and Chief Financial           April 1, 2002
--------------------------------------------               Officer and Secretary
               James W. Truitt                       (Principal Financial Officer and
                                                       Principal Accounting Officer)

         /s/ WILLIAM H. MARTIN, III*                             Director                        April 1, 2002
--------------------------------------------
           William H. Martin, III


            /s/ WILLIAM D. BIGGS*                                Director                        April 1, 2002
--------------------------------------------
              William D. Biggs


           /s/ JIM D. CAUDLE, SR.*                               Director                        April 1, 2002
--------------------------------------------
             Jim D. Caudle, Sr.


           /s/ CHARLES R. MARTIN*                                Director                        April 1, 2002
--------------------------------------------
              Charles R. Martin


            /s/ JAMES J. TANOUS*                                 Director                        April 1, 2002
--------------------------------------------
               James J. Tanous


           *By /s/ JAMES W. TRUITT                                                               April 1, 2002
--------------------------------------------
               James W. Truitt
              Attorney-In-Fact

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

*3(b) Amended and Restated Bylaws of Martin Industries, Inc. which were filed as Exhibit 3(b) to the Registrant's Quarterly Report on Form 10-Q for the 26-week period ended June 28, 1997 (Commission
               File No. 0-26228).

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

*10(c)         Loan Agreement by and between Martin Industries, Inc. and AmSouth
               Bank N.A. dated January 7, 1993 in the principal amount of $11,934,000, as amended, which was filed as Exhibit 10(c) to the Company Registration Statement on Form S-1 filed with the
               Commission on March 17, 1995 (Registration No. 33-90432).

*10(d) Martin Industries, Inc. 1988 Nonqualified Stock Option Plan, as amended, which was filed as Exhibit 10(l) to the Company's
               Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).

*10(e)         Executive Supplemental Income Plan Guidelines and Form of
               Supplemental Income Agreement which was filed as Exhibit 10(n) to the Company's Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).

*10(f)         Supplemental Executive Retirement Plan which was filed as Exhibit
               10(o) to the Company's Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No.
               33-90432).

*10(g) Lease Agreement by and between the Industrial Development Board for the City of Florence and Martin Industries, Inc. dated August
               1, 1978 which was filed as Exhibit 10(p) to the Company's
               Registration Statement on Form S-1 filed with the Commission on March 17, 1995 (Registration No. 33-90432).

*10(h) Lease Agreement by and between the Industrial Development Board for the City of Athens and Martin Stamping & Stove Company, predecessor corporation to Martin Industries, Inc., dated
               December 1, 1964 which was filed as Exhibit 10(q) to the Company's Registration Statement on Form S-1 filed with the
               Commission on March 17, 1995 (Registration No. 33-90432).

*10(i) Renewal Option Agreement between the Industrial Development Board of the City of Athens and Martin Stamping & Stove Company, predecessor corporation to Martin Industries, Inc., dated
               December 1, 1964 which was filed as Exhibit 10(r) to the Company's Registration Statement on Form S-1 filed with the
               Commission on March 17, 1995 (Registration No. 33-90432).

*10(j)         Purchase Option Agreement between the Industrial Development
               Board of the City of Athens and Martin Stamping & Stove Company, predecessor corporation to Martin Industries, Inc., dated
               December 1, 1964 which was filed as Exhibit 10(s) to the Company's Registration Statement on Form S-1 filed with the
               Commission on March 17, 1995 (Registration No. 33-90432).

*10(k) First Amendment to Loan Agreement and Other Loan Documents by and between Martin Industries, Inc. and AmSouth Bank of Alabama dated as of March 15, 1995 which was filed as Exhibit 10(u) to the Company's Registration Statement on Form S-1 filed with the
               Commission on March 17, 1995 (Registration No. 33-90432).

*10(l) Second Amendment to Loan Agreements and Other Loan Documents dated as of March 28, 1996, by and between Martin Industries, Inc. and AmSouth Bank of Alabama which was filed as Exhibit 10(y) to the Company's Annual Report on Form 10-K as filed with the Commission on March 30, 1996 (Commission File No. 0-26228).

*10(m) Martin Industries, Inc. 1996 Non-Employee Directors' Stock Option and Deferred Compensation Plan which was filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K as filed with the Commission on March 31, 1997 (Commission File No. 0-26228).

*10(n)         Amendment No. 6 to Martin Industries, Inc. 1988 Nonqualified
               Stock Option Plan which was filed as Exhibit 10(y) to the Company's Annual Report on Form 10-K as filed with the Commission on March 31, 1997 (Commission File No. 0-26228).

*10(o)         Martin Industries, Inc. Amended and Restated 1994 Nonqualified
               Stock Option Plan which was filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the 26-week period ended June 27, 1998 (Commission File No. 0-26228).

*10(p)         Amendment No. 8 to Martin Industries, Inc. Employee Stock
               Ownership Plan which was filed as Exhibit 10(a) to the Company's
               Quarterly Report on Form 10-Q for the 39-week period ended
               September 27, 1997 (Commission File No. 0-26228).

*10(q) Third Amendment to Loan Agreement and Other Loan Documents dated as of August 28, 1997 by and between Martin Industries, Inc. and AmSouth Bank filed as Exhibit 10(b) to the Company's Quarterly
               Report on Form 10-Q for the 39-week period ended September 27,
               1997 (Commission File No. 0-26228).

*10(r)         Amendment No. 9 to Martin Industries, Inc. Employee Stock
               Ownership Plan which was filed as Exhibit 10(a) to the Company's
               Quarterly Report on Form 10-Q for the 26-week period ended June
               27, 1998 (Commission File No. 0-26228).

*10(s)         Amendment No. 10 to Martin Industries, Inc. Employee Stock
               Ownership Plan which was filed as Exhibit 10(y) to the Company's
               Annual Report on Form 10-K as filed with the Commission on March
               31, 1999 (Commission File No. 0-26228).

*10(t) Fourth Amendment to Loan Agreement and Other Loan Documents by and between Martin Industries, Inc. and AmSouth Bank dated as of January 1, 2000, which was filed as Exhibit 10(jj) to the Company's Annual Report on Form 10-K as filed with the Commission on March 31, 2000 (Commission File No. 0-26228).

*10(u)         Security Agreement by and between Martin Industries, Inc. and
               AmSouth Bank dated March 22, 2000 which was filed as Exhibit
               10(kk) to the Company's Annual Report on Form 10-K as filed with the Commission on March 31, 2000 (Commission File No. 0-26228).

*10(v) Form of Stock Appreciation Rights Agreement dated January 3, 2000 by and between Martin Industries, Inc. and each corporate officer which was filed as Exhibit 10(a) to the Company's Quarterly
               Report on Form 10-Q for the 13-week period ended April 1, 2000
               (Commission File No. 0-26228).

*10(w) Form of Retention and Termination Agreement dated April 7, 2000 by and between Martin Industries, Inc. and each corporate officer which was filed as Exhibit 10(b) to the Company's Quarterly
               Report on Form 10-Q for the 13-week period ended April 1, 2000
               (Commission File No. 0-26228).

*10(x) Letter agreement of AmSouth Bank dated December 29, 2000, which was filed as Exhibit 10(hh) to the Company's Annual Report on Form 10-K as filed with the Commission on April 2, 2001
               (Commission File No. 0-26228).

*10(y) Letter agreement of AmSouth Bank dated January 31, 2001, which was filed as Exhibit 10(ii) to the Company's Annual Report on Form 10-K as filed with the Commission on April 2, 2001
               (Commission File No. 0-26228).

*10(z) Letter agreement of AmSouth Bank dated March 15, 2001, which was filed as Exhibit 10(jj) to the Company's Annual Report on Form
               10-K as filed with the Commission on April 2, 2001 (Commission
               File No. 0-26228).

*10(aa) Letter agreement of AmSouth Bank dated May 15, 2001, which was filed as Exhibit 10(a) to the Company's Quarterly Report on Form
               10-Q for the 26 week period ended June 30, 2001 (Commission File
               No. 0-26228).

*10(bb) Fifth Amendment to Loan Agreement and Other Loan Documents between Martin Industries, Inc. and AmSouth Bank dated June 15,
               2001, which was filed as Exhibit 10(b) to the Company's Quarterly
               Report on Form 10-Q for the 26 week period ended June 30, 2001
               (Commission File No. 0-26228).

*10(cc)        Modified, Amended and Restated Line of Credit Note dated as of
               June 15, 2001, made by Martin Industries, Inc. in favor of
               AmSouth Bank which was filed as Exhibit 10(c) to the Company's
               Quarterly Report on Form 10-Q for the 26 week period ended June
               30, 2001 (Commission File No. 0-26228).

*10(dd)        Modified, Amended and Restated Term Note dated as of May 15,
               2001, made by Martin Industries, Inc. in favor of AmSouth Bank which was filed as Exhibit 10(d) to the Company's Quarterly
               Report on Form 10-Q for the 26 week period ended June 30, 2001
               (Commission File No. 0-26228).

*10(ee) Letter agreement of AmSouth Bank dated September 1, 2001, which was filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the 39 week period ended September 29, 2001
               (Commission File No. 0-26228).

*10(ff) Letter agreement of AmSouth Bank dated October 22, 2001, which was filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the 39 week period ended September 29, 2001
               (Commission File No. 0-26228).

*10(gg) Letter agreement of AmSouth Bank dated October 31, 2001, which was filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the 39 week period ended September 29, 2001
               (Commission File No. 0-26228).

*10(hh) Letter agreement of AmSouth Bank dated November 9, 2001, which was filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the 39 week period ended September 29, 2001
               (Commission File No. 0-26228).

*10(ii)        Asset Purchase Agreement by and between Martin Industries, Inc.
               and Empire Comfort Systems, Inc., dated November 30, 2001, which was filed as Exhibit 2 to the Form 8-K filed by the Company with the Commission on December 17, 2001 (Commission File No.
               0-26228).

*10(jj) Share Transfer Agreement and Assignment of Intercompany Debt by and among Roger Vuillod, 1166081 Ontario Inc., Hunter Technology
               Inc., and Martin Industries, Inc. dated February 20, 2002, which was filed as Exhibit 2 to the Form 8-K filed by the Company with the Commission on March 7, 2002 (Commission File No. 0-26228).

10(kk)         Letter Agreement of AmSouth Bank dated November 19, 2001.

10(ll)         Letter Agreement of AmSouth Bank dated November 26, 2001.

10(mm)         Letter Agreement of AmSouth Bank dated December 19, 2001.

10(nn)            Letter Agreement of AmSouth Bank dated January 14, 2002.

23             Consent of Arthur Andersen LLP.

24             Powers of Attorney.

99             Letter from Martin Industries, Inc. to the Securities and
               Exchange Commission dated March 28, 2002.

*  Incorporated by reference.