Form 10-K/A
period 2001-12-31
MARTIN INDUSTRIES INC /DE/
filed 2002-04-30
CIK 942143

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A


(Mark One)
[X] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2001
                          -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   0-26228
                         -------


                            MARTIN INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              63-0133054
---------------------------------                           -------------------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

301 EAST TENNESSEE STREET, FLORENCE, ALABAMA                           35630
--------------------------------------------                         ----------
 (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code   (256) 767-0330
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
Title of each class                                         which registered
     None                                                        None
-------------------                                    ------------------------

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

     COMMON STOCK, $0.01 PAR VALUE, AS OF MARCH 28, 2002: 8,577,480 SHARES

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

         This Amendment No. 1 on Form 10-K/A is being filed solely for the purposes of filing Part III of the Form 10-K. This Amendment No. 1 on Form 10-K/A amends and restates in their entirety Items 10, 11, 12 and 13 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "Annual Report") filed by Martin Industries, Inc. (the "Company") with the United States Securities and Exchange Commission ("SEC") on April 1, 2002. The Company had previously incorporated by reference the contents of its Proxy Statement for the 2002 Annual Meeting of Stockholders; however, the Company has delayed the date of the 2002 Annual Meeting of Stockholders, and will not file its Proxy Statement for the 2002 Annual Meeting of Stockholders prior to April 30, 2002.

       THIS AMENDMENT DOES NOT CHANGE ANY PREVIOUSLY REPORTED FINANCIAL
                            RESULTS OF OPERATIONS.

                          --------------------------

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

      Name                        Age              Principal Occupation             Director Since     Term Expires
      ----                        ---              ---------------------            --------------     ------------

William D. Biggs, Sr.             63      Partner, Carillon Beach                        1993              2004

Jim D. Caudle, Sr.                66      Chairman and Chief Executive Officer           1990              2004
                                          United Printed Circuits, Inc.
                                          Chairman and Chief Executive Officer
                                          Advanced Precision Manufacturing, Inc.

John L. Duncan                    68      President and Chief Executive Officer          1999              2002
                                          Martin Industries, Inc.

Charles R. Martin                 61      President and Chief Executive Officer          1974              2003
                                          Amerimark Capital Corporation

William H. Martin, III            71      Private Investor                               1974              2002

James J. Tanous                   54      Partner                                        1998              2003
                                          Jaeckle Fleischmann & Mugel, LLP

William D. Biggs, Sr. has served as a partner of Carillon Beach, a real estate development firm, since 1990.

Jim D. Caudle, Sr. is Chairman and Chief Executive Officer of United Printed Circuits, Inc., a manufacturer of printed circuit boards, and Advanced Precision Manufacturing, Inc., a sheet metal manufacturing business, positions he has held since 1989 and 1991, respectively.

John L. Duncan currently serves as the Company's President and Chief Executive Officer. Mr. Duncan is the former President and Chief Executive Officer of Murray Ohio Manufacturing Company, a position he held from 1987 until his retirement at the end of 1994. He has been a consultant to several manufacturing companies and currently serves on the board of directors of Wolverine Tube, Inc.

Charles R. Martin serves as President and Chief Executive Officer of Amerimark Capital Corporation, a financial services firm, a capacity in which he has served since 1992, and also serves as a General Partner of the CapSource Fund, a Small Business Investment Company. Charles Martin and William Martin are cousins.

William H. Martin, III served from March 1998 until November 1998 as Chairman, President and Chief Executive Officer during the Company's search for a successor to a former President and Chief Executive Officer, who resigned in March 1998. Mr. Martin has served as the Chairman of the Board of Directors of the Company since April 1994. Mr. Martin also serves on the board of Trex Company, Inc. Mr. Martin has been a private investor since 1993. William Martin and Charles Martin are cousins.

James J. Tanous is a partner in the law firm of Jaeckle Fleischmann & Mugel, LLP, a general business law firm having offices in Buffalo and Rochester, New York, a position he has held since 1976.

EXECUTIVE OFFICERS

         The names and ages of the executive officers of the Company, other than Mr. Duncan, and the offices with the Company held by each such executive officer and the period during which he has served in such office are as follows:

    Name and Age                                      Office                         Year First Elected to Office
    ------------                                      ------                         ----------------------------

James W. Truitt, 64                      Vice President, Chief Financial                     1974 & 2000
                                         Officer, Secretary and Treasurer

Richard M. Wilson, 42                    Vice President of Sales                                2001

E. Carl Klebe, 60                        Vice President of Operations                           2001

C. Kenneth Wilson, 60                    Vice President of Engineering                          2001

James W. Truitt is the Vice President, Chief Financial Officer, Secretary and Treasurer of the Company. Mr. Truitt has served in these positions since December 1, 2000. Mr. Truitt served as a Senior Vice President, Chief Financial Officer, Secretary and Treasurer of the Company prior to his retirement in 1997. Following his retirement, Mr. Truitt served as an independent management consultant to the Company from June 13, 2000 to November 30, 2000.

Richard M. Wilson is the Company's Vice President of Sales. He has served in this position since July 27, 2001. Mr. Wilson served as Regional Sales Manager for the Company from 1998 to July 26, 2001 and as a Sales Representative for the Company from 1986 to 1998.

E. Carl Klebe is the Vice President of Operations for the Company. Mr. Klebe has served in this position since December 14, 2001. Mr. Klebe served as an independent management consultant to the Company from June 19, 2001 until December 13, 2001. Prior to that time, he served as Senior Vice President and General Manager of OWT Industries, Inc. (formerly Ryobi Motor Products Corporation).

C. Kenneth Wilson is the Company's Vice President of Engineering. Mr. Wilson has served in this position since January 1, 2001. Mr. Wilson served as Director of Engineering - Hearth Products for the Company from 1998 to 2000. Prior to that time, he owned and operated a fireplace distributorship in Athens, Alabama and was the former Vice President of R&D for Heatilator, a division of HON Industries, Inc.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The Company's executive officers, directors and 10% stockholders are required under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of these reports must also be furnished to the Company. Based on a review of copies of such reports furnished to the Company through the date hereof, or written representations of such officers, directors or stockholders that no reports were required, the Company believes that, during the fiscal year 2001, all filing requirements applicable to its officers, directors and stockholders were complied with in a timely manner.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table summarizes compensation earned by or paid to the Company's Chief Executive Officer, and the Company's other most highly compensated executive officers (collectively, the "named executive officers"), for the years ended December 31, 2001, 2000 and 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM
                                                                                     COMPENSATION
                                                                                        AWARDS
                                                 ANNUAL COMPENSATION             ---------------------
                                            -------------------------------      SECURITIES UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION                 YEAR        SALARY        BONUS          OPTIONS/SARS          COMPENSATION
---------------------------                 ----        ------        -----      ---------------------     ------------

John L. Duncan (1)                          2001       $171,900         $0            10,000/-0-           $0
     President and Chief Executive          2000       $130,500         $0             -0-/-0-             $0
     Officer                                1999         $ -0-          $0             -0-/-0-             $0

J. Reid Roney (2)                           2001       $127,133         $0            15,000/-0-           $919(3)
     Former Vice President of Sales         2000       $134,004         $0          12,000/12,000          $6,137(4)(5)
     and  Marketing                         1999       $133,005         $0             -0-/-0-             $9,711(6)

James W. Truitt (7)                         2001       $127,370         $0            20,000/-0-           $40,418(3)(8)(9)
     Vice President and Chief               2000       $ 71,500         $0             -0-/-0-             $48,074(4)(8)
     Financial Officer and                  1999         $ -0-          $0             -0-/-0-             $45,936(6)(8)
     Secretary and Treasurer

Roger Vuillod (10)                          2001       $100,750         $0            20,000/-0-           $4,574(3)
     President of Hunter Technology,        2000       $ 90,467         $0            10,000/-0-           $4,088(4)
     Inc., formerly a wholly-owned          1999       $ 82,083         $0             -0-/-0-             $3,915(6)
     subsidiary

(1) Mr. Duncan became President and Chief Executive Officer on May 31, 2000. Mr. Duncan serves in this position as a contract-basis employee and is not eligible for taxable insurance premiums, Company 401(k) matching contributions or Company ESOP contributions.

(2) Mr. Roney's employment with the Company terminated on April 30, 2001. Salary reported includes severance and accrued vacation payments made in 2001.

(3) All other compensation for Messrs. Roney, Truitt and Vuillod in 2001 includes taxable insurance premiums of $472, $2,138 and $3,574, respectively, Company 401(k) matching contributions of $1,340, $0 and $1,000, respectively, and Company ESOP contributions of $0, $0 and $483, respectively.

(4) All other compensation for Messrs. Roney, Truitt and Vuillod in 2000 includes taxable insurance premiums of $1,878, $1,069 and $1,212, respectively, Company 401(k) matching contributions of $1,340, $0 and $905, respectively, and Company ESOP contributions of $2,919, $0 and $1,971, respectively.

(5) All other compensation for Mr. Roney also includes relocation benefits of $2,000.

(6) All other compensation for Messrs. Roney, Truitt and Vuillod in 1999 includes taxable insurance premiums of $1,899, $0 and $213, respectively, Company 401(k) matching contributions of $1,330, $0 and $810, respectively, and Company ESOP contributions of $4,482, $0 and $2,892, respectively.

(7) Mr. Truitt became Vice President, Chief Financial Officer and Secretary and Treasurer on December 1, 2000. From June 13, 2000 until November 30, 2000, Mr. Truitt served as a Management Consultant. The salary reported for 2000 also includes compensation received by Mr. Truitt during his tenure as a Management Consultant.

(8) All other compensation for Mr. Truitt also includes Executive Supplemental Income Plan ("ESIP") benefits relative to his retirement in 1997 of $38,280 in 2001, $45,936 in 2000 and $45,936 in 1999.

(9) All other compensation for Mr. Truitt in 2001 also includes $611 in Company SERP contributions.

(10)     Mr. Vuillod's employment with the Company terminated on February 15,
         2002.

2001 STOCK OPTION AND SAR GRANTS

         The following table sets forth the specified information with respect to stock option and SAR grants to each of the named executive officers during 2001.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                               INDIVIDUAL GRANTS

                                             PERCENT OF                                         POTENTIAL REALIZABLE VALUE
                            NUMBER OF           TOTAL                                             AT ASSUMED ANNUAL RATES
                           SECURITIES       OPTIONS/SARS     EXERCISE OR                        OF STOCK PRICE APPRECIATION
                           UNDERLYING        GRANTED TO      BASE PRICE                              FOR OPTION TERM
                         OPTIONS/SARS(1)    EMPLOYEES IN    OF OPTIONS &                        ---------------------------
     NAME                  GRANTED (#)       FISCAL YEAR     SARS ($/SH)    EXPIRATION DATE       5% ($)           10% ($)
     ----                ---------------    ------------    ------------    ---------------     --------         ----------

John L. Duncan (2)         25,000/-0-         16.1%/NA         $0.4700       3-28-2011/NA        7,349/NA         18,662/NA

J. Reid Roney (3)          15,000/-0-          9.7%/NA         $0.4700       3-28-2011/NA        4,409/NA         11,197/NA

James W. Truitt (4)        10,000/-0-         12.9%/NA         $0.4700       3-28-2011/NA        5,879/NA         14,929/NA

Roger Vuillod (5)          10,000/-0-         12.9%/NA         $0.4700       3-28-2011/NA        5,879/NA         14,929/NA

(1) No SARs were granted to the named executive officers during fiscal year 2001.

(2) Mr. Duncan's option was granted under the Company's 1994 Nonqualified Stock Option Plan (the "1994 Plan") and became exercisable on March 28, 2002.

(3) Mr. Roney's options expired without being exercised following the termination of his employment with the Company. The options were granted to him under the 1994 Plan.

(4) Mr. Truitt's options were granted to him pursuant to the 1994 Plan and became exercisable March 28, 2002.

(5) Mr. Vuillod's options expired without being exercised following the termination of his employment with the Company. The options were granted to him under the 1994 Plan.

2001 STOCK OPTION EXERCISES

         The following table sets forth the number of stock options exercised and the dollar value realized thereon by each of the named executive officers during 2001, along with the number and dollar value of any options remaining unexercised and outstanding at December 31, 2001.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                                                     NUMBER OF SECURITIES
                                                                     UNDERLYING UNEXERCISED    VALUE OF UNEXERCISED
                                                                        OPTIONS AT FISCAL      IN-THE-MONEY OPTIONS
                                                                          YEAR-END (#)        AT FISCAL YEAR-END ($)
                               SHARES ACQUIRED          VALUE            EXERCISABLE(1)/          EXERCISABLE(1)/
NAME                           ON EXERCISE (#)      REALIZED ($)        UNEXERCISABLE(2)         UNEXERCISABLE(2)
----                           ---------------      ------------     ----------------------   ----------------------

John L. Duncan                        --                 --               34,628/25,000                 0/0

J. Reid Roney                         --                 --                   0/0                       0/0

James W. Truitt                       --                 --                    0/20,000                 0/0

Roger Vuillod (3)                     --                 --               6,000/24,000                  0/0

(1) The number of securities underlying unexercised options includes presently exercisable stock options under the Company's 1994 Nonqualified Stock Option Plan. The value of unexercised in-the-money options represents the difference between the fair market value of the shares subject to unexercised options as of December 31, 2001, and the cash portion of the option price of the shares. A fair market value of $0.070 per share is used based upon the closing sale price of the Company's Common Stock on The Over-the-Counter Bulletin Board on December 31, 2001, the final trading day of 2001. The actual value, if any, a person may realize as a result of an option will depend on the excess of the stock price over the exercise price on the date the option is exercised. The ultimate value of an option is dependent on the market value of the Common Stock at a future date, which will depend to a large degree on the efforts of the executive officers named above to bring future success to the Company for the benefit of all stockholders.

(2) Includes presently unexercisable options under the Company's 1994 Nonqualified Stock Option Plan. For purposes of calculating the value of unexercisable in-the-money options at December 31, 2001, a fair market value of $0.070 per share is used and is based upon the closing sale price of the Company's Common Stock on The Over-the-Counter Bulletin Board on December 31, 2001, the final trading day of 2001. The actual value, if any, a person may realize as a result of such options will depend on the market value of the Common Stock of the Company at a future date, which will depend to a large degree on the efforts of the executive officers named above to bring future success to the Company for the benefit of all stockholders.

(3) Mr. Vuillod's unexercisable options were cancelled February 15, 2002 as a result of the termination of his employment with the Company. Mr. Vuillod will have until May 15, 2002, ninety days after date of termination, to exercise the remaining options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         William D. Biggs, Sr., Jim D. Caudle, Sr., James J. Tanous and William
H. Martin, III served as members of the Compensation Committee of the Board of Directors of the Company during all or part of 2001. From 1977 to 1987, William Martin served as the President and Chief Executive Officer of the Company. During 1998, William Martin served as the President and Chief Executive Officer during the Company's search for a successor to the Company's former President and Chief Executive Officer, who resigned in March 1998. During 2001, no executive officer of the Company served as a member of the Compensation Committee or as a director of any other entity, one of whose executive officers served on the Compensation Committee or was a director of the Company, nor does any such relationship exist currently.

COMPENSATION PURSUANT TO PLANS

         Profit Sharing Plan. The Company sponsors the Martin Industries, Inc. Profit Sharing Plan (the "Profit Sharing Plan"), which covers substantially all employees of the Company. Contributions by the Company to the Profit Sharing Plan are at the discretion of the Board of Directors. Prior to 1993, contributions under the Profit Sharing Plan were generally equal to 20% of the amount by which income before income taxes and the contribution exceeded 15% of the net worth of the Company at the beginning of the year to which the contribution applied. As a result of the implementation of the ESOP in 1993, the Company did not make any contributions to the Profit Sharing Plan in 1993 or in any year since.

         401(k) Plan. The Company also offers a savings and retirement provision (the "401(k) Plan"), which is designed to be a qualified retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). The 401(k) Plan was first approved by the Company in 1989. All employees of the Company are generally eligible to participate in the 401(k) Plan after completion of ninety days of employment. Each month, a participant may defer, on a pre-tax basis, up to 15% of his or her base compensation, excluding bonuses and extraordinary compensation, through contributions to the 401(k) Plan. The Company may choose to match a participant's salary deferrals in an amount equal to 25% of such deferrals, but not to exceed 1% of the participant's base compensation excluding bonuses and extraordinary compensation. Each participant is fully vested in the 401(k) Plan to the extent of his or her salary deferrals, but participants generally must have been employed by the Company for at least five years before they have fully vested rights in any matching contributions made by the Company, although participants become partially vested in any matching contributions after one year of service. Lump sum or periodic distributions may be made from the 401(k) Plan upon termination of employment or retirement as defined. A participant may also obtain a loan, subject to limitations, from the 401(k) Plan. Including employee contributions and the Company matching contributions, the named executive officers accrued the following benefits under the 401(k) Plan during 2001: Mr. Duncan - $-0-, Mr. Roney - $2,680, Mr. Truitt - $-0-, Mr. Vuillod - $10,600.
Amounts deferred by these individuals under the elective deferral feature of the 401(k) Plan and the matching Company contributions applicable to these individuals are reported in the Summary Compensation Table above.

         Life and Disability Insurance. The Company provides each officer of the Company, including the named executive officers, with group term life insurance with a death benefit of up to a maximum of $100,000. The Company further provides each named executive officer with individual term life coverage with a death benefit of $100,000. The Company also provides each named executive officer and director with group accidental death and dismemberment insurance with a benefit of up to a maximum of $300,000 (maximum of $2,000,000 for Chairman of the Board). The life insurance benefits and the accidental death and dismemberment benefits are payable to such officer's or director's beneficiary and not to the Company. The Company also pays all of the premiums on certain variable life insurance policies for certain officers of the Company, the death benefit and cash value of which are for the benefit of and payable to such officer or his designated beneficiary and not to the Company. The death benefit and cash surrender value of the variable life insurance policies of the named executive officers at December 31, 2001 are as follows:
Mr. Duncan - $-0-/$-0-, Mr. Roney - $-0-/$-0-, Mr. Truitt - $-0-/$-0-, and Mr.
Vuillod - $100,000/$-0-. Amounts paid in premiums by the Company for the benefit of these individuals are reported in the Summary Compensation Table above. The Company also provides substantially all of its other employees with certain group life insurance benefits under term life insurance policies for which premiums are paid by the Company, and with certain long-term disability insurance which replaces a percentage of the employees' base salaries in the event of a qualifying disability.

         1988 Nonqualified Stock Option Plan. Pursuant to authority granted in the Company's Articles of Incorporation, the Board of Directors adopted the Company's 1988 Nonqualified Stock Option Plan (as amended, the "1988 Plan") in July 1988. The 1988 Plan expired in July 1998 in accordance with its terms. Therefore, no further options may be granted under the 1988 Plan. However, the expiration of the 1988 Plan does not affect the validity of any options granted prior to the expiration of the plan. Options that have been granted under the 1988 Plan are generally exercisable at any time between one year and ten years from the date of grant, except that options become immediately exercisable upon certain changes in control and except that, in the event of a termination of employment for any reason other than death, the purchase price for the stock must be paid within ninety days from the date of such termination (or prior to the expiration of the option if earlier). In the event of termination of an optionee's employment on account of death, instead of a ninety-day period as described in the foregoing sentence, the exercise period is one year. Of the 1,564,500 shares available for grant under the 1988 Plan, options to purchase an aggregate of 1,550,220 shares of Common Stock have been granted at an average total purchase price of $1.61 per share, to be satisfied 50% in cash upon exercise and 50% in previously earned but unpaid compensation accrued. As of December 31, 2001, of the 1,550,220 options granted, 1,518,580 options had been exercised and 31,640 shares remained subject to presently exercisable options.

         1994 Nonqualified Stock Option Plan. The Board of Directors adopted the Company's 1994 Nonqualified Stock Option Plan (the "1994 Plan") in October 1994. The Company's stockholders approved the 1994 Plan in April 1995. The purpose of the 1994 Plan is to attract, compensate, motivate and retain those highly competent officers, directors and key management employees upon whose judgment, initiative, leadership and continued efforts the success of the Company in large measure depends. Under the 1994 Plan, eligible persons who are selected by the Compensation Committee may be granted nonqualified options to purchase an aggregate of not more than 525,000 shares of Common Stock (subject to appropriate adjustment for stock splits, stock dividends, reorganizations, reclassifications, mergers, recapitalizations or otherwise). As of December 31, 2001, options to purchase an aggregate of 377,446 shares of Common Stock had been granted under the 1994 Plan at exercise prices ranging from $0.470 to $9.50.

         The 1994 Plan is administered by the Compensation Committee. Within the limitations set forth in the 1994 Plan, the Compensation Committee has sole discretion and authority to determine from among the eligible officers, directors and employees those to whom options may be granted, the number of options to be granted, the time of the grant of the options, and the exercise period and price of such options. Directors, officers and other key management employees of the Company and its subsidiaries are eligible to participate under the 1994 Plan. The option price per share under the 1994 Plan may not be less than the greater of the par value of the shares or 85% of their fair market value (as defined in the 1994 Plan) on the date of grant. Options must be granted within ten years from the adoption of the 1994 Plan and exercised within ten years from the date of grant, except that options must be exercised prior to termination of employment if termination is "for cause" (as defined in the 1994 Plan) or within ninety days after termination if termination is other than for cause, or within one year after termination (subject to extension by the Compensation Committee) if termination is due to death or disability. Options also generally become exercisable in full upon certain changes in control of the Company. Otherwise, the period for the exercise of options is generally at the discretion of the Compensation Committee. The Board of Directors is authorized from time to time to amend the 1994 Plan, except that the stockholders of the Company must approve any amendment to increase the maximum number of shares subject to the plan and to modify materially the requirements as to those persons who are eligible to participate in the plan.

         1996 Non-Employee Directors' Stock Option and Deferred Compensation Plan. In May 1996, the Board of Directors adopted the Company's 1996 Non-Employee Directors' Stock Option and Deferred Compensation Plan (the "1996 Plan"). The Company's stockholders approved the 1996 Plan in May 1997. The purpose of the 1996 Plan is to advance the interests of the Company and the stockholders by giving non-employee directors an opportunity to acquire or increase their interest in the Company, thereby aligning the interests of such directors with the interests of the stockholders. The purpose of the 1996 Plan is also to enhance the Company's long-term growth and financial performance by increasing the Company's ability to continue to attract and retain the services of experienced and knowledgeable directors. Under the 1996 Plan, non-employee directors are granted options to purchase Company stock and are allowed to receive options in lieu of fees that otherwise would have been paid in cash to such directors for their services as directors. The 1996 Plan also provides that non-employee directors may defer receipt of their director's fees until a later date. The non-employee directors of the Company, presently consisting of five persons, are eligible to participate in the 1996 Plan. The 1996 Plan is administered by a committee appointed by the Board of Directors (the "Plan Committee").

         The 1996 Plan consists of two elements: (i) stock options and (ii) deferred compensation. Under the 1996 Plan, a maximum of 100,000 shares of the Company's Common Stock are to be reserved for issuance upon the exercise of options granted to non-employee directors of the Company (subject to adjustment for stock splits, stock dividends and other changes in the capital structure of the Company). The 1996 Plan also provides that each non-employee director may elect to receive the cash retainer and meeting fees payable to the director for service on the Board of Directors and any committees thereof in the form of options to purchase stock in lieu of cash. As of December 31, 2001, 96,148 options had been granted under the 1996 Plan at exercise prices ranging from $5.00 to $8.00, and there remained 3,852 options available for grant.

         Pursuant to the 1996 Plan, a non-employee director may elect to defer all or any portion of the cash retainer and meeting fees payable to such director for service on the Board of Directors and any committees thereof (directors electing such deferral are hereinafter sometimes referred to as "Participating Directors"). The Company will deposit such deferred fees into an account (a "Deferral Account") established for each Participating Director and will pay interest on funds in such accounts at the rate paid on five-year U.S. Treasury notes, or at such other rate as is prescribed by the Plan Committee. Amounts credited to the Deferral Account of a Participating Director will be paid to him, at his election, in monthly installments over a period not to exceed three years from the date elected, or in such other manner as the Plan Committee may permit. Upon the death of a Participating Director, any amounts in his Deferral Account will be paid to his designated beneficiary. Further, if a Participating Director, or his designated beneficiary, if applicable, suffers certain financial hardships, the Plan Committee may accelerate payment of the amounts in such Participating Director's Deferral Account to the extent necessary to eliminate such hardship.

         Executive Supplemental Income Plan. In 1983, the Company implemented its executive supplemental income plan (the "ESIP") in order to encourage certain key members of management to continue their employment with the Company. As of December 31, 2001, fourteen employees, including retired employees, had entered into supplemental income agreements ("Supplemental Income Agreements") with the Company under the ESIP. Under the Supplemental Income Agreement, a participant will receive credits based upon the participant's age at the time the agreement is entered into and for each prior year of service with the Company, with the participant becoming vested under the agreement, and entitled to receive benefits thereunder, upon receiving an established number of credits. Upon entering into a Supplemental Income Agreement, the participant will receive the greater of one credit for each year of the participant's age, or forty credits, plus one credit for each year of full-time service to the Company rendered up to the date of the agreement. Thereafter, the participant will receive one credit for each twelve months of full-time service to the Company. The participant becomes 50% vested upon receiving 55 credits and continues to vest at a rate of 5% per credit received thereafter until becoming fully vested upon receiving 65 credits. Beginning at the later of either the attainment of 65 years of age or termination of full-time employment or beginning at such time as may be determined in the discretion of the Compensation Committee, a participant or the designated beneficiary thereof becomes entitled to receive 120 monthly payments equal to 40% (or 40% times the percentage vested, if only partially vested) of the highest average monthly compensation (exclusive of bonuses and fringe benefits) paid to the participant by the Company during a period of three consecutive years within the five-year period ending immediately prior to the termination of the participant's full-time employment. The Supplemental Income Agreements also provide as a condition to payment that the participant shall not enter into competition with the Company during the term of his employment or for a period of five years thereafter. As a part of this program, the Company has purchased, and is the named beneficiary of, life insurance on the participants which, based on the actuarial assumptions used, is expected to exceed the total obligation, after taxes, of the Company under the ESIP. As of December 31, 2001, Mr. Truitt is the only named executive officer of the Company eligible for the ESIP. On October 29, 2001, the Board elected to suspend payments to ESIP participants that had been accelerated, as per the ESIP. Only those participants who have attained age 65, participants who have a separation agreement that included accelerated ESIP payments, or beneficiaries of deceased participants are receiving payments under the ESIP at this time.

         The following table shows estimated annual benefits payable upon retirement under the ESIP.

     Highest 3-Year                               Number of Credits
     Average Annual                  --------------------------------------------
       Base Salary                     55                 60                 65
     --------------                  -------           -------            -------
         $50,000                     $10,000           $15,000            $20,000
          75,000                      15,000            22,500             30,000
         100,000                      20,000            30,000             40,000
         125,000                      25,000            37,500             50,000
         150,000                      30,000            45,000             60,000
         175,000                      35,000            52,500             70,000
         200,000                      40,000            60,000             80,000
         225,000                      45,000            67,500             90,000
         250,000                      50,000            75,000            100,000

         Employee Stock Ownership Plan. In 1992, the Company established the ESOP in an effort to promote employee involvement in the success of the Company by giving eligible employees an ownership interest in the Company. All participants in the Profit Sharing Plan as of December 31, 1991 became participants in the ESOP as of January 1, 1992. The Company's Board of Directors serves as the Administrative Committee of the ESOP and thereby directs the actions of the trustees of the ESOP, two of whom are executive officers of the Company and one of whom, Diane S. McGee, is not. Under Section 1042 of the Code, persons who sell shares to an ESOP can defer tax recognition on the sale if certain requirements are met, including the requirement that such selling stockholders and other specified persons not participate in the ESOP. Messrs. Vuillod and Roney participated in the ESOP prior to their termination of employment with the Company. During 2001, 6,906 shares of Common Stock with an estimated fair value of $483 were allocated to Mr. Vuillod's account in the ESOP. Mr. Roney did not receive an allocation to his account in the ESOP during 2001, as his termination was prior to year-end. Messrs. Duncan and Truitt are not eligible for participation in the ESOP.

         Supplemental Executive Retirement Plan. Because Section 1042 of the Code prohibited certain employees from participating in the ESOP, the Company implemented a supplemental executive retirement plan (the "SERP") in 1993 to provide benefits that would have been available to those employees under the ESOP. Under the terms of the SERP, each participant in the SERP is allocated a number of "phantom shares" equal to the number of shares of Common Stock that would have been allocated to such participant's account under the ESOP but for the Section 1042 limitations. Participants vest in the SERP account in accordance with the vesting provisions of the ESOP. During 2001, Mr. Truitt was the only named executive officer to receive an allocation under the SERP. During 2001, 8,732 "phantom shares" of Common Stock with an estimated fair value of $611 were allocated to Mr. Truitt's account in the SERP.

         Post-retirement and Post-employment Benefits. The Company currently maintains a plan whereby the Company pays a supplemental Medicare insurance premium for certain former officers, directors and their spouses. At December 31, 2001, the Company had a liability of $417,622 for benefits payable under this plan. The Company also maintains a plan whereby the Company provides medical insurance coverage through its self-insured medical/dental plan to certain former employees of the Company who were directors and/or officers and stockholders and who have terminated their employment but have not reached retirement age and the members of the immediate families of such persons. To be eligible to participate in this plan, the former employee must have been a stockholder, an officer and/or director of the Company and have been employed by the Company for fifteen years or, if the employee did not serve as a director, twenty years. The plan also provides medical/dental coverage until age 65 for certain former employees who terminated their employment in 2001 under the terms of a Voluntary Early Retirement Incentive Plan. At December 31, 2001, the Company had a liability of $264,631 for benefits payable under this plan. During 2001, no named executive officer participated in either of these plans.

SEVERANCE, RETENTION AND CHANGE IN CONTROL AGREEMENTS

         The current executive officers of the Company are subject to the Company's severance plan for salaried employees which provides an executive officer six months of severance pay if terminated for any reason other than death, permanent disability, voluntary termination or the Company's termination of the executive for cause.

         Retention and Change in Control Agreements. On March 28, 2000, the Compensation Committee recommended, and the Board approved, the adoption of an agreement with each of the Company's executive officers that would provide the officers with a lump sum retention bonus of 50% of their base salary if they remain employed with the Company through a "change in control" (as defined in the agreement), if such change in control were to occur within one year after the date of the agreement.

         In addition, in the event there is a change in control of the Company during that period and the officer's employment is terminated within one year after the change in control for any reason other than death, disability, voluntary termination or cause, the officer will be entitled to a lump sum severance benefit of 50% of his base salary in lieu of any other severance payments. The Company retains the right to terminate any officer prior to a change in control, in which case the officer would be entitled to severance benefits per the Company's severance plan for salaried employees. The Board of Directors on March 27, 2001 approved the renewal, or extension, of this agreement for all executive officers, excluding the President and Chief Executive Officer and the Vice President and Chief Financial Officer. The Board of Directors also approved, on March 27, 2001, an extension of this agreement to eight key management employees with terms to include a lump sum retention bonus of 25% of their base salary and a lump sum severance benefit of 25% of their base salary (or as per the Company's severance plan for salaried employees, whichever is greater). All other provisions of the key management employee agreements are the same as described above. The agreements approved on March 27, 2001 were issued effective May 18, 2001.

DIRECTOR COMPENSATION

         Effective April 1, 2000, the Board of Directors suspended payment of the $1,000 monthly retainer that had been previously paid to non-employee directors until such time as the Company's operating results improve. The Chairman of the Board receives an annual retainer of $25,000. Directors who are not employees of the Company receive a $700 fee per meeting of the Board of Directors, and any committee thereof, with the Chairman of the Board receiving a fee of $1,000 per meeting of the Board of Directors and the chairman of each committee receiving $900 per meeting of the committee of the Board of Directors for which he serves as chairman. Directors are also eligible to receive an amount equal to their meeting fees for each day, other than regular meeting or travel days, for authorized work and travel dedicated to the business of the Company. These "work day" travel fees totaled $700 in 2001. Directors are reimbursed for their out-of-pocket expenses for each meeting of the Board of Directors attended and may be eligible to receive a $500 travel fee if meeting schedules require an extra day of travel and no meeting fee is paid for that day. Directors who are also employees of the Company receive no fees or retainers for attending meetings of the Board of Directors. On October 29, 2001, the Board elected to defer payments of the Chairman of the Board's annual retainer and all meeting fees until such time as the Company's cash position improved. Total deferred payments in 2001 included annual retainer of $4,167, regular meeting fees of $9,100 and "work day" fees of $7,700.

         Directors are also entitled to receive grants of stock options under the 1994 Nonqualified Stock Option Plan of the Company and non-employee directors are entitled to receive grants of stock options and to defer fees or receive options in lieu of fees under the 1996 Non-Employee Directors' Stock Option and Deferred Compensation Plan. In addition, each director is provided with $300,000 of coverage, and the Chairman of the Board is provided with $2,000,000 of coverage, under the Company's group accidental death and dismemberment policy and directors who are or have been stockholders and officers of the Company may become entitled to benefits under the Company's post-retirement and post-employment benefits plans. See "Compensation Pursuant to Plans - Life and Disability Insurance and Post-retirement and Post-employment Benefits", above.



COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

RESPONSIBILITIES OF THE COMMITTEE

         The Compensation Committee of the Company's Board of Directors is responsible for establishing a compensation program designed to create a direct relationship between the levels of compensation paid to executives and the Company's annual and long-term level of performance. The Compensation Committee, which is composed of non-employee directors, believes that this relationship can generally be best established by providing a compensation package consisting of separate components, all of which are designed to enhance the Company's overall performance resulting in increased stockholder value.

COMPENSATION PHILOSOPHY AND OBJECTIVES

         The Compensation Committee believes that generally the total compensation program should be based on the Company's overall performance compared to corporate objectives, while also recognizing individual contributions that have helped create value for the Company's stockholders. In prior years the Committee focused the program on variable compensation so that a significant portion of the officers' total compensation was at risk, with its value based on the Company's annual and long-term financial results and improvement in stockholder value. That program was designed to align the financial interests of the executives with those of the stockholders so that the executives' personal net worth was heavily dependent on a long-term appreciation in the value of the Company's stock.

COMPENSATION COMPONENTS

         The Company's current compensation program for executive officers has two components: base salary and long-term incentive awards. The Compensation Committee determines executive compensation levels for each component based upon the Committee's judgment, taking into account an objectives-based evaluation by the President and Chief Executive Officer of the executive officers who report to him. The Compensation Committee reviews the President and Chief Executive Officer's recommendations for these executive officers, but ultimately makes compensation awards based upon the judgment of the Committee's members.

         The Chairmen of the Board of Directors and the Compensation Committee prepare an appraisal of the President and Chief Executive Officer based on his performance and the Company's results during the previous fiscal year, and the Compensation Committee considers this evaluation in determining any change in the base salary and the amount of any annual or long-term incentive awards for the President and Chief Executive Officer.

Base Salaries

         The Compensation Committee annually reviews and approves the base pay levels for the executive officers. The Committee's goal is to establish the salaries for the officers at levels considered appropriate in light of the scope of the duties and responsibilities attendant to the executive's position, taking into account competitive practices and the Company's financial condition.

         No base salary increases or bonuses were granted to any of the executive officers in 2001 as a result of the Company's operating losses in 2001, rather than as a result of any officer's individual performance.

Long-Term Compensation

         The Company's long-term incentive compensation plan, which is the second component of the Company's current compensation program, is intended to promote ownership of the Company's Common Stock by the executive officers in an effort to align their long-term financial interests with those of the Company's stockholders. The Compensation Committee uses the grant of stock options under the 1994 Nonqualified Stock Option Plan and stock appreciation rights ("SARs") to facilitate that alignment. Within the limitations set forth in the 1994 Nonqualified Stock Option Plan, the Compensation Committee has sole discretion and authority to determine from among the eligible officers, directors, and employees those to whom options may be granted, the number of options to be granted, the vesting period, the exercise period and the exercise price.

         No SARs were recommended or granted in 2001. A total of 130,000 stock options were granted on March 28, 2001 and July 27, 2001 (110,000 and 20,000, respectively) at an exercise price equal to the market value of the Company's stock at March 28, 2001 ($0.470 per share). These do not include options granted to the President and Chief Executive Officer that are referred to below. Stock options granted to the named executive officers during 2001 are reflected in the table set forth above under "2001 Stock Option and SAR Grants."

CHIEF EXECUTIVE OFFICER'S COMPENSATION

         Mr. Duncan, President and Chief Executive Officer, receives compensation at the rate of $900 per day, for actual days worked. He does not receive a base salary and he is not eligible for Company sponsored benefits (i.e., vacation accrual, holiday pay, profit sharing contributions, 401(k) contributions, ESOP contributions, medical insurance coverage or group life insurance coverage). The Company pays out-of-pocket expenses incurred by Mr. Duncan in the course of performing his duties. The Compensation Committee awarded Mr. Duncan a stock option grant of 25,000 shares on March 28, 2001 at an exercise price equal to the market value of the Company's stock on that date ($0.470 per share). The salary and grant of stock options during 2001 for Mr. Duncan followed the policies and procedures set forth above.

POLICY ON DEDUCTIBILITY OF COMPENSATION

         Section 162(m) of the Internal Revenue Code limits to $1 million the tax deduction for compensation paid to each named executive officer, unless certain requirements are met, one of which is that compensation over $1 million must be based on the Company's attainment of performance goals approved by the stockholders. The Compensation Committee's policy is to comply with Section 162(m), and the 1994 Nonqualified Stock Option Plan approved by the stockholders in 1995 was designed to comply with Section 162(m). Based on currently available information, all compensation paid to executives in 2001 is deductible. The Compensation Committee will continue to monitor this subject.

         The Compensation Committee's philosophy and objectives and its compensation program are designed to enhance stockholder value, and such philosophy, objectives and programs are subject to review and change whenever the Compensation Committee perceives that this purpose is not being met.

                                 Submitted by:

                        William D. Biggs, Sr., Chairman
                               Jim D. Caudle, Sr.
                                James J. Tanous

                            STOCK PERFORMANCE GRAPH

         The following indexed graph compares the Company's annual percentage change in cumulative total stockholder return against The Nasdaq Stock Market - U.S. Index and the S&P Industrials Index. The graph assumes that the index value of the investment in the Company's Common Stock and each index was $100.00 on December 31, 1996, and that all dividends have been reinvested. On October 29, 1999, the Company announced that the Board of Directors had discontinued the payment of regular quarterly cash dividends.


                                    [GRAPH]


                           12/96             12/97             12/98             12/99             12/00             12/01
                           -----             -----             -----             -----             -----             -----
Martin Industries, Inc.    $100              $ 74              $ 40              $ 25              $  9              $  1
S & P Industrials          $100              $131              $175              $220              $184              $163
NASDAQ                     $100              $122              $141              $185              $ 60              $ 79

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 29, 2002 (except as noted otherwise), regarding the beneficial ownership of the Company's Common Stock by (i) each person (including each "group" as that term is used in Section 13(d)(3) of the Securities Exchange

Act of 1934, as amended (the "Exchange Act")) who is known by the Company to be the beneficial owner of more than five percent (5%) of the Company's outstanding Common Stock, (ii) each director of the Company who is a stockholder, (iii) each of the Company's executive officers named in the Summary Compensation Table and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares shown as beneficially owned by them.

                                                               NUMBER OF SHARES                PERCENTAGE OF BENEFICIAL
          NAME                                               BENEFICIALLY OWNED(1)             OWNERSHIP OF SHARES(1)
          ----                                               ----------------------            ------------------------

Martin Industries, Inc.                                          2,678,420(2)                           31.2%
  Employee Stock Ownership Plan and
  Related Trust
  P.O. Box 128
  Florence, Alabama 35630

William D. Biggs, Sr.                                              857,456(3)(4)                        10.0%
Jim D. Caudle, Sr.                                                  68,439(3)(5)                           *
John L. Duncan                                                     125,288(3)(6)                         1.5%
Charles R. Martin                                                  160,756(3)(7)                         1.9%
William H. Martin, III                                             259,400(3)(8)                         3.0%
James J. Tanous                                                     25,976(3)(9)                           *
J. Reid Roney                                                            0(10)                             *
James W. Truitt                                                     75,466(11)                             *
Roger Vuillod                                                       11,591(12)                             *
All directors and executive officers as a
     Group (11 persons)                                          1,611,172(3)                           18.1%

*        Represents less than 1%.

(1) For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of March 29, 2002, that the person or group has the right to acquire within sixty days after such date, or with respect to which such person otherwise has or shares voting or investment power. For purposes of computing beneficial ownership and the percentages of outstanding shares held by each person or group of persons on a given date, shares which such person or group has the right to acquire within sixty days after such date are shares for which such person or group has beneficial ownership and are deemed to be outstanding for purposes of computing the percentage for such person or group but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(2) In accordance with the terms of the ESOP, the ESOP Committee directs the voting of the shares held by the ESOP which have not been allocated to the accounts of participating employees and allocated shares for which no voting instructions have been received by the trustee of the ESOP. The employee participants in the ESOP are entitled to direct the voting of shares allocated to their ESOP accounts.

(3) Does not include 2,678,420 shares which are owned of record by the ESOP as of March 29, 2002, and with respect to which the individual, as a member of the ESOP Committee (or, in the case of Mr. Duncan, as both a member of the ESOP Committee and as a trustee), shares in the voting and investment power. In accordance with the terms of the ESOP, the ESOP Committee directs the actions of the trustees of the ESOP, including the voting of any shares held by the ESOP which have not been allocated to participating employee accounts, or which have been allocated but no voting instructions have been received. As of March 29, 2002, all of the shares held by the ESOP had been allocated to participants' accounts. Except for Diane S. McGee, a trustee of the ESOP, no members of the ESOP Committee or trustees currently participate in the ESOP.

(4) Includes 48,456 shares which are not currently outstanding, but which Mr. Biggs is entitled to acquire upon the exercise of outstanding stock options.

(5) Includes 56,046 shares which are not currently outstanding, but which Mr. Caudle is entitled to acquire upon the exercise of outstanding stock options, and 7,000 shares held by a corporation controlled by Mr. Caudle, with respect to which Mr. Caudle disclaims beneficial ownership.

(6) Includes 59,628 shares which are not currently outstanding, but which Mr. Duncan is entitled to acquire upon the exercise of outstanding stock options, and 44,500 shares owned by Mr. Duncan's wife, with respect to which shares Mr. Duncan disclaims beneficial ownership.

(7) Includes 33,393 shares which are not currently outstanding, but which Mr. Martin is entitled to acquire upon exercise of outstanding stock options.

(8) Includes 58,385 shares which are not currently outstanding, but which Mr. Martin is entitled to acquire upon exercise of outstanding stock options, and 85,907 shares held by Mr. Martin's wife, with respect to which shares Mr. Martin disclaims beneficial ownership.

(9) Includes 20,226 shares which are not currently outstanding, but which Mr. Tanous is entitled to acquire upon exercise of outstanding stock options.

(10) Does not include the shares which Mr. Roney was entitled to acquire upon exercise of outstanding stock options. All of Mr. Roney's options expired on July 30, 2001 as a result of the termination of his employment with the Company.

(11) Includes 20,000 shares which are not currently outstanding, but which Mr. Truitt is entitled to acquire upon exercise of outstanding stock options.

(12) Includes 6,000 shares which are not currently outstanding, but which Mr. Vuillod is entitled to acquire upon exercise of outstanding stock options, within ninety days of his date of termination. Options held but not yet vested were cancelled as of Mr. Vuillod's date of termination.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On April 5, 2002, the Company entered into an agreement with an entity controlled by three of its directors, John L. Duncan, William D. Biggs, Sr. and Jim D. Caudle, Sr., to provide a $1.5 million term loan to the Company. The loan is for a six-month term, subject to renewal for an additional six months at the option of the Company. The loan bears interest at an annual rate of 12% and is subject to a placement fee of 5% due at the funding of the loan and an additional 3% fee at repayment. The loan is secured by an unencumbered first mortgage in all of the real property of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         On February 20, 2002, the Company transferred the shares of its wholly-owned subsidiary, 1166081 Ontario Inc., to Roger Vuillod. 1166081 Ontario Inc. holds all of the shares in Hunter Technologies, Inc., the Company's Canadian subsidiary. Mr. Vuillod was the manager and sole director of Hunter at the time of the transfer, but he is no longer affiliated with the Company. In connection with this transfer, the Company assigned $4.3 million in intercompany debt, which Hunter owed to the Company, to Mr. Vuillod. According to the terms of the assignment, as Mr. Vuillod collects payment on the debt, he is required to pay a percentage of the collection to the Company. In connection with the transaction with Mr. Vuillod, the Company assigned to Hunter the assets used in the manufacture and distribution of NuWay do-it-yourself trailers, which have been manufactured by Hunter since the fourth quarter of 2000. Under the terms of the share transfer, Mr. Vuillod has assumed all obligations and liabilities associated with the ownership of the shares of the Canadian subsidiaries. On April 23, 2002, Hunter filed an application with the Canadian courts for protection from its creditors.

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

Date: April 30, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

           Signature                                     Title                             Date
-----------------------------------        ---------------------------------           --------------

       /s/ JOHN L. DUNCAN                      President, Chief Executive              April 30, 2002
-----------------------------------               Officer and Director
         John L. Duncan                       (Principal Executive Officer)

    /s/ JAMES W. TRUITT                    Vice President and Chief Financial          April 30, 2002
-----------------------------------               Officer and Secretary
      James W. Truitt                       (Principal Financial Officer and
                                              Principal Accounting Officer)

  /s/ WILLIAM H. MARTIN, III*                           Director                       April 30, 2002
-----------------------------------
   William H. Martin, III

  /s/ WILLIAM D. BIGGS, SR.*                            Director                       April 30, 2002
-----------------------------------
    William D. Biggs, Sr.

     /s/ JIM D. CAUDLE, SR.*                            Director                       April 30, 2002
-----------------------------------
       Jim D. Caudle, Sr.

      /s/ CHARLES R. MARTIN*                            Director                       April 30, 2002
-----------------------------------
       Charles R. Martin

       /s/ JAMES J. TANOUS*                             Director                       April 30, 2002
-----------------------------------
         James J. Tanous

    *By /s/ JAMES W. TRUITT                                                            April 30, 2002
-----------------------------------
       James W. Truitt
       Attorney-In-Fact