Form 10-Q
period 2002-03-30
MARTIN INDUSTRIES INC /DE/
filed 2002-05-14
CIK 942143

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR 13-WEEK PERIOD ENDED MARCH 30, 2002             COMMISSION FILE NO. 0-26228

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

                     8,577,483 shares of Common Stock, $0.01
                          par value, as of May 14, 2002

                             MARTIN INDUSTRIES, INC.

                                      INDEX

                                                                                                                          PAGE
                                                                                                                          ----
PART I.           FINANCIAL INFORMATION

                  Item 1.           Financial Statements:

                                    Unaudited Condensed Balance Sheets as of
                                    March 30, 2002 and December 31, 2001                                                    2

                                    Unaudited Condensed Statements of Operations
                                    for the 13-Week Periods Ended March 30, 2002
                                    and March 31, 2001                                                                      4

                                    Unaudited Condensed Statements of Cash Flows for the
                                    13-Week Periods Ended March 30, 2002 and March 31, 2001                                 5

                                    Notes to Unaudited Condensed Financial Statements                                       6

                  Item 2.           Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations                                                    12

                  Item 3.           Quantitative and Qualitative Disclosure About
                                    Market Risk                                                                            20

PART II.          OTHER INFORMATION

                  Item 5.           Other Information                                                                      20

                  Item 6.           Exhibits and Reports on Form 8-K                                                       21

PART 1  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             MARTIN INDUSTRIES, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS

                                                                                               March 30,             December 31,
                                                                                                 2002                    2001
                                                                                             -------------          -------------
Current assets:
   Cash                                                                                      $       3,000          $           0
   Accounts and notes receivable, less allowance for
      doubtful accounts of $1,206,000 and $1,278,000, respectively                               2,640,000              3,654,000
   Inventories                                                                                   5,932,000              6,414,000
   Refundable income taxes                                                                         350,000                      0
   Prepaid expenses and other assets                                                               665,000                305,000
                                                                                             -------------          -------------

      Total current assets                                                                       9,590,000             10,373,000
                                                                                             -------------          -------------

   Property, plant and equipment, net                                                            7,755,000              8,189,000
                                                                                             -------------          -------------

   Cash surrender value of life insurance                                                        1,496,000              1,344,000

                                                                                             -------------          -------------
   Other                                                                                           150,000                300,000
                                                                                             -------------          -------------

      Total other non-current assets                                                             1,646,000              1,644,000
                                                                                             -------------          -------------

      Total assets                                                                           $  18,991,000          $  20,206,000
                                                                                             =============          =============

The accompanying notes are an integral part of these condensed balance sheets.

                             MARTIN INDUSTRIES, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                March 30,             December 31,
                                                                                                  2002                   2001
                                                                                             -------------           -------------
LIABILITIES
  Current Liabilities:
    Short-term borrowings                                                                    $   5,943,000           $   5,567,000
    Capital lease obligations                                                                       46,000                  52,000
    Accounts payable                                                                             5,764,000               5,491,000
    Accrued liabilities:
      Payroll and employee benefits                                                              1,636,000               1,635,000
      Product liability                                                                          1,018,000               1,036,000
      Warranty                                                                                     215,000                 218,000
      Workers' compensation                                                                        806,000                 819,000
      Other                                                                                        617,000                 931,000
                                                                                             -------------           -------------

      Total current liabilities                                                                 16,045,000              15,749,000
                                                                                             -------------           -------------

  Deferred compensation                                                                          1,742,000               1,745,000
  Life insurance policy loans                                                                    1,305,000               1,305,000
                                                                                             -------------           -------------

      Total non-current liabilities                                                              3,047,000               3,050,000
                                                                                             -------------           -------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 1,000,000 shares
    authorized; no shares issued and outstanding                                                         0                       0
  Common stock, $.01 par value; 20,000,000 shares
    authorized; 9,769,628 shares issued at March 30,
    2002 and 9,768,500 at December 31, 2001                                                         98,000                  98,000
  Paid-in capital                                                                               24,580,000              24,580,000
  Accumulated deficit                                                                          (20,990,000)            (19,482,000)
                                                                                             -------------           -------------

                                                                                                 3,688,000               5,196,000
  Less:
  Treasury stock at cost (1,192,145 shares at
    March 30, 2002 and December 31, 2001)                                                        3,789,000               3,789,000
                                                                                             -------------           -------------

      Total stockholders' equity                                                                  (101,000)              1,407,000
                                                                                             -------------           -------------

      Total liabilities and stockholders' equity                                             $  18,991,000           $  20,206,000
                                                                                             =============           =============

The accompanying notes are an integral part of these condensed balance sheets.

                             MARTIN INDUSTRIES, INC.
                              CONDENSED STATEMENTS
                      OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                                                            13-WEEK
                                                                                                          PERIOD ENDED
                                                                                             -------------------------------------
                                                                                                MARCH 30,              MARCH 31,
                                                                                                  2002                   2001
                                                                                             -------------           -------------
NET SALES                                                                                    $   7,092,000           $   7,226,000

Cost of sales                                                                                    6,821,000               7,735,000
                                                                                             -------------           -------------

GROSS PROFIT (LOSS)                                                                                271,000                (509,000)
                                                                                             -------------           -------------

Operating expenses:
  Selling                                                                                          861,000               1,742,000
  General and administrative                                                                     1,262,000               1,325,000
  Non-cash ESOP compensation                                                                             0                  63,000
  Loss on abandonment of subsidiary                                                                      0               6,055,000
                                                                                             -------------           -------------
                                                                                                 2,123,000               9,185,000
                                                                                             -------------           -------------

OPERATING LOSS                                                                                  (1,852,000)             (9,694,000)

Gain on sales of assets                                                                           (138,000)                      0
Interest expense                                                                                   144,000                 262,000
Interest and other income                                                                                0                 (24,000)
                                                                                             -------------           -------------

LOSS BEFORE INCOME TAXES                                                                        (1,858,000)             (9,932,000)

Credit for income taxes                                                                           (350,000)                      0
                                                                                             -------------           -------------

LOSS FROM CONTINUING OPERATIONS                                                              $  (1,508,000)          $  (9,932,000)

Gain (loss) from discontinued operations, net
   of tax                                                                                                0               1,463,000
                                                                                             -------------           -------------

NET LOSS                                                                                     $  (1,508,000)          $  (8,469,000)
                                                                                             -------------           -------------

BASIC AND DILUTED PER SHARE DATA:

Income (loss) from continuing operations                                                     $        (.18)          $       (1.25)
                                                                                             -------------           -------------
Income (loss) from discontinued operations                                                               0                     .18
                                                                                             -------------           -------------

Net loss                                                                                     $        (.18)          $       (1.07)
                                                                                             =============           =============

Weighted average number of common
  shares outstanding                                                                             8,576,910               7,921,426
                                                                                             =============           =============


The accompanying notes are an integral part of these condensed statements.

                             MARTIN INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                          13-WEEK
                                                                                                         PERIOD ENDED
                                                                                             -----------------------------------
                                                                                               MARCH 30,              MARCH 31,
                                                                                                 2002                   2001
                                                                                             ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                  $ (1,508,000)          $ (8,469,000)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Loss on abandonment of subsidiary                                                                 0              6,055,000
      Depreciation and amortization                                                               467,000                605,000
      Gain on sales of assets                                                                      (3,000)                     0
      Provision (credit) for doubtful accounts and notes receivable                               (23,000)               (47,000)
      Increase in refundable income taxes                                                        (350,000)                     0
      Non-cash ESOP compensation                                                                        0                 63,000
      Other changes in operating assets and liabilities                                         1,081,000               (799,000)
                                                                                             ------------           ------------

          Net cash used in operating activities                                                  (336,000)            (2,592,000)
                                                                                             ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                           (33,000)               (94,000)
   Proceeds from sales of assets                                                                    3,000                  5,000
                                                                                             ------------           ------------

     Net cash used in investing activities                                                        (30,000)               (89,000)
                                                                                             ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term borrowings                                                                      375,000              2,689,000
   Payments on capital lease obligations                                                           (6,000)                (6,000)
                                                                                             ------------           ------------
                                                                                                  369,000              2,683,000
Net cash provided by financing activities
                                                                                             ------------           ------------

NET INCREASE IN CASH                                                                                3,000                  2,000

CASH AT THE BEGINNING OF THE PERIOD                                                                     0                  3,000
                                                                                             ------------           ------------

CASH AT THE END OF THE PERIOD                                                                $      3,000           $      5,000
                                                                                             ============           ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                                                   $    133,000           $    233,000
  Income taxes                                                                               $          0           $          0


   The accompanying notes are an integral part of these condensed statements.

                             MARTIN INDUSTRIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

Unaudited Interim Condensed Financial Statements

         The accompanying unaudited interim condensed financial statements of Martin Industries, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. The financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001 included on Form 10-K, as filed with the Securities and Exchange Commission on April 1, 2002.

         In the opinion of management, the unaudited interim condensed financial statements included herein reflect all adjustments necessary to present fairly the information set forth therein. The Company's business is seasonal and cyclical with the potential for significant fluctuations in quarterly earnings; therefore, the results of operations for the 2002 and 2001 interim periods presented are not necessarily indicative of results for the full year.

Fiscal Periods

         The Company's fiscal quarters end on the Saturday nearest each calendar quarter-end. The Company utilizes a December 31 fiscal year-end.

Basis of Presentation

         Due to the transfer of shares of the Company's Canadian subsidiary to the subsidiary's manager and sole director effective January 1, 2001, certain prior year amounts have been reclassified to conform with the current year's presentation.

2.  INVENTORIES

         The Company uses the first in, first out ("FIFO") method of accounting for its inventories. Management believes the FIFO method provides an accurate measurement of inventory valuation and operating results. Inventory costs include material, labor and overhead, and the Company evaluates raw materials, purchased parts, work-in-process and finished goods to ensure that inventory is not recorded at amounts in excess of estimated net realizable value. Inherent in the estimates of net realizable value are management's estimates related to the Company's customer demand, product mix and salvage value. At March 30, 2002 and December 31, 2001, the reserve for excess and obsolete inventory was $927,000 and $1,058,000, respectively. An analysis of inventories at March 30, 2002 and December 31, 2001 follows:

                                                                                               March 30,           December 31,
                                                                                                 2002                  2001
                                                                                             ------------          ------------
Inventories valued at first-in, first-out ("FIFO") cost:
  Raw materials and purchased parts                                                          $  3,391,000          $  3,157,000
  Work-in-process                                                                                 796,000               778,000
  Finished goods                                                                                1,745,000             2,479,000
                                                                                             ------------          ------------

                                                                                             $  5,932,000          $  6,414,000
                                                                                             ============          ============

3.  INCOME TAXES

         The Company has net deferred tax assets resulting primarily from net operating loss ("NOL") carryforwards in United States jurisdictions of approximately $39 million expiring in fiscal years 2019 through 2021.

         The Company establishes valuation allowances in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, and will continually review the adequacy of the valuation allowance.

         In assessing the valuation allowance established at December 31, 2001, the Company concluded that it should fully reserve its net deferred tax assets as a result of continuing losses from operations and realization of the assets was not considered more likely than not. At March 30, 2002 and December 31, 2001, the valuation allowance for deferred taxes was approximately $18 million and $17 million, respectively.

         Congress passed and President Bush signed the Job Creation and Worker Assistance Act of 2002 (P.L. 107-147) into law in March, 2002. The tax provisions in the new law extend the NOL carryback period to five years for NOLs arising in tax years ending in 2001 and 2002. As a result of the new law, the Company expects to obtain an income tax refund of approximately $350,000 from the Internal Revenue Service.

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

                                                                                                   13-Week Period Ended
                                                                                             ----------          ----------
                                                                                              March 30,           March 31,
                                                                                                2002                2001
                                                                                             ----------          ----------
Weighted average shares-basic
   and diluted, excluding ESOP and
   stock options effects                                                                      5,889,681           5,755,379

Weighted average effect of ESOP
   shares committed to be released                                                            2,687,229           2,166,047
                                                                                             ----------          ----------

Weighted average number of
   common shares outstanding-basic
   and diluted                                                                                8,576,910           7,921,426
                                                                                             ==========          ==========

Options outstanding of 426,823 and 630,514 for the 13-week period ended March 30, 2002 and March 31, 2001, respectively, were not included in the table above as they were anti-dilutive.

5.  COMMITMENTS AND CONTINGENCIES

         On February 1, 1996, 1166081 Ontario Inc., a former subsidiary of the Company, acquired all of the capital stock of Hunter Technologies, Inc. ("Hunter") for a purchase price of approximately $1,943,000 that included $850,000 in cash, $729,000 in promissory notes payable and $364,000 paid into escrow. The escrow fund was established at the closing to make funds available to meet the sellers' indemnification obligations to the Company. During the first quarter of 1997, the Company notified certain of the sellers that it was withholding payment on the promissory notes held by them pending resolution of certain issues with the holders of the notes arising out of the purchase transaction. The Company also claimed the entire amount in escrow and instituted litigation to recover these amounts and additional amounts from certain sellers in the purchase transaction, and certain of the sellers sued to enforce collection of their notes.

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

6.  SHORT-TERM BORROWINGS

         Effective December 19, 2001, the Company entered into an amended bank line of credit agreement with its principal lender for up to a maximum of $7.5 million which has been utilized to finance inventories, receivables and operations. As of March 30, 2002 and December 31, 2001, the outstanding balance on the existing line of credit was $5,943,000 and $5,567,000, respectively. The line of credit is secured by the receivables, inventory and equipment of the Company. Interest on the line of credit is payable monthly at a variable rate based on the prime rate plus 2%.

         On April 1, 2002, the Company received an extension from its primary lender of its current line of credit through July 1, 2002. The lender also agreed to waive the Company's current defaults of debt covenants contained in its loan agreement through March 31, 2002. The extension does not effect a change in the amount available to the Company under the line, which varies based on the value of certain assets securing the line that include the Company's equipment, inventory and accounts receivable. Under a previous extension, the Company agreed to pay to the lender a fee in the amount of $100,000 in the event the Company was unable to obtain replacement financing on or before March 31, 2002. The lender has agreed to extend the payment of this fee until July 1, 2002 and, in the event the line of credit is paid in full on or before May 31, 2002, the fee will be reduced to $50,000. In the event the Company does not repay the line of credit in full by June 30, 2002, the lender will receive warrants to purchase common stock in the Company equal to 10% of the Company's outstanding shares at an exercise price of $0.14 per share. The Company also granted the lender a second mortgage in all of the real property of the Company.

         On April 5, 2002, the Company entered into an agreement with M-TIN, LLC, a limited liability company controlled by three of its directors to provide a $1.5 million term loan to the Company. The loan is for a six-month term, subject to renewal for an additional six months at the option of the Company provided that the Company pays a 5% renewal fee. The loan bears interest at an annual rate of 12% and is subject to a placement fee of 5% due at the funding of the loan and an additional 3% fee at repayment. The loan is secured by an unencumbered first mortgage in all of the real property of the Company. M-TIN, LLC has also agreed to make an additional $500,000 line of credit available to the Company. The term of the line of credit will be the same as the term loan, including the option of the Company to extend the line for an additional six months. The line of credit will bear interest at an annual rate of 12% and also be subject to a placement fee equal to 5% of the available credit due when the documentation is delivered by the parties and an additional 3% fee due at repayment. The parties are presently completing the documentation for the line of credit.

         The Company is in negotiations with a prospective lender and has received a non-binding proposal for a new asset-based, secured line of credit to replace its existing credit facility. In addition to the completion of the prospective lender's due diligence and negotiations with the Company, the prospective lender will require the Company to obtain additional financing or equity investment in the Company of approximately $4.5 million (or $2.5 million in excess of the existing $1.5 million term loan and $500,000 line of credit from M-TIN, LLC) as a condition to providing financing. The Company is pursuing this additional financing from M-TIN, LLC and has approved terms under which this amount may be made available. The Company is also pursuing other sources for this financing or equity investment. However, there can be no assurance that the Company will be able to consummate the transaction with the prospective lender, that M-TIN, LLC will agree to or be able to provide additional financing to the Company or that other sources will be identified or agree to provide the necessary financing. The Company is also continuing to pursue a sale of the Company with the assistance of its investment bankers. However, there can be no assurance that any transaction will be completed.

         See also Note 8 to Notes to Condensed Financial Statements, Going Concern Matters, below.

7.  INDUSTRY SEGMENT INFORMATION

         Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, certain information is disclosed for the two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company's significant sales segments. The home heating products segment includes vented and vent-free gas heaters and furnaces, pre-engineered gas and wood-burning fireplaces and gas logs. Following the disposition of the Company's Canadian subsidiaries in February 2002, the other products segment consists only of replacement parts for the home heating products segment. The accounting policies for each segment are the same as those used by the Company. The Company evaluates performance based on gross sales and gross margin. As such, the Company does not allocate other items of income or expense to the reportable operating segments. The results and identifiable net assets for the two reportable segments of the Company are included in the following table.

                                                                                                      Segment Information
                                                                                             -------------------------------------
                                                                                                     13-Week Period Ended
                                                                                             -------------------------------------
                                                                                               March 30,               March 31,
                                                                                                  2002                   2001
                                                                                             -------------           -------------
Gross sales:
Home heating products                                                                        $   6,967,000           $   6,911,000
Other products                                                                                     190,000                 387,000
                                                                                             -------------           -------------
                                                                                             $   7,157,000           $   7,298,000
                                                                                             =============           =============
Reconciliation to net sales:
Gross sales                                                                                  $   7,157,000           $   7,298,000
Freight revenue                                                                                     61,000                  92,000
Discounts and royalties                                                                           (126,000)               (164,000)
                                                                                             -------------           -------------
Net sales                                                                                    $   7,092,000           $   7,226,000
                                                                                             =============           =============

Gross margin:
Home heating products                                                                        $   2,536,000           $   2,423,000
Other products                                                                                     133,000                 215,000
                                                                                             -------------           -------------
                                                                                             $   2,669,000           $   2,638,000
                                                                                             =============           =============

Reconciliation to gross profit (loss):
Gross margin                                                                                 $   2,669,000           $   2,638,000

Freight revenue                                                                                     61,000                  92,000
Discounts and royalties                                                                           (126,000)               (164,000)
Fixed costs, variances, reserves & other                                                        (2,333,000)             (3,075,000)
                                                                                             -------------           -------------

Gross profit (loss)                                                                          $     271,000           $    (509,000)
                                                                                             =============           =============

                                                                                               March 30,              March 31,
                                                                                                  2002                   2001
                                                                                             -------------          -------------
Identifiable net assets (1) :
Home heating products                                                                        $  12,964,000          $  17,757,000
Other products                                                                                     723,000                941,000
Other (2)                                                                                        2,726,000              4,256,000
                                                                                             -------------          -------------
                                                                                             $  16,413,000          $  22,954,000
                                                                                             =============          =============

(1) Represents Property, Plant and Equipment and Inventory (each net respective reserves).

(2) Represents amount attributable to the Company's corporate administration.

8.  GOING CONCERN MATTERS

         The financial statements as of and for the year ended December 31, 2001 were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, as presented in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 1, 2002, during the year ended December 31, 2001, the Company incurred a net loss of $15.9 million. The Company also had short-term borrowings of $5.6 million as of December 31, 2001. The balance is payable to the Company's primary lender under a bank line of credit agreement. The line of credit agreement has been extended through July 1, 2002 by the current bank lender. The Company is aggressively pursuing a more permanent form of financing. There can be no assurance, however, that any new credit arrangement will be finalized or further extensions granted beyond July 1, 2002.

         Although the Company incurred a net loss in 2001, management continues to implement and focus on strategies to return the Company to profitability. During 2001, payroll expenses were reduced approximately $3 million (on an annualized basis). The production variances experienced during fiscal 2000 improved significantly during 2001. However, the Company continued to experience overhead variances because, due to lower sales volume, production levels were not high enough to cover the overhead in the plant The Company's operations have been, and continue to be, restructured in an attempt to bring costs in line with the expected level of sales. However, there can be no assurance that the Company's cost reductions will be successful, that the Company will be able to meet the needs and expectations of its customers, or that the Company will achieve a level of revenue that will allow it to return to profitability.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited interim condensed financial statements of the Company and notes thereto appearing elsewhere in this Form 10-Q. All references to the first quarter of 2002 and the first quarter of 2001 are referring to the 13-week periods ended March 30, 2002 and March 31, 2001, respectively.

OVERVIEW

         On April 1, 2002, the Company received an extension from its primary lender of its current line of credit through July 1, 2002. The lender also agreed to waive the Company's current defaults of debt covenants contained in its loan agreement through March 31, 2002. The extension does not effect a change in the amount available to the Company under the line, which varies based on the value of certain assets securing the line that include the Company's equipment, inventory and accounts receivable. Under a previous extension, the Company agreed to pay to the lender a fee in the amount of $100,000 in the event the Company was unable to obtain replacement financing on or before March 31, 2002. The lender has agreed to extend the payment of this fee until July 1, 2002 and, in the event the line of credit is paid in full on or before May 31, 2002, the fee will be reduced to $50,000. In the event the Company does not repay the line of credit in full by June 30, 2002, the lender will receive warrants to purchase common stock in the Company equal to 10% of the Company's outstanding shares at an exercise price of $0.14 per share. The Company also granted the lender a second mortgage in all of the real property of the Company.

         On April 5, 2002, the Company entered into an agreement with M-TIN, LLC, a limited liability company controlled by three of its directors to provide a $1.5 million term loan to the Company. The loan is for a six-month term, subject to renewal for an additional six months at the option of the Company provided that the Company pays a 5% renewal fee. The loan bears interest at an annual rate of 12% and is subject to a placement fee of 5% due at the funding of the loan and an additional 3% fee at repayment. The loan is secured by an unencumbered first mortgage in all of the real property of the Company. M-TIN, LLC has also agreed to make an additional $500,000 line of credit available to the Company. The term of the line of credit will be the same as the term loan, including the option of the Company to extend the line for an additional six months. The line of credit will bear interest at an annual rate of 12% and also be subject to a placement fee equal to 5% of the available credit due when the documentation is delivered by the parties and an additional 3% fee due at repayment. The parties are presently completing the documentation for the line of credit.

         The Company is in negotiations with a prospective lender and has received a non-binding proposal for a new asset-based, secured line of credit to replace its existing credit facility. In addition to the completion of the prospective lender's due diligence and negotiations with the Company, the prospective lender will require the Company to obtain additional financing or equity investment in the Company of approximately $4.5 million (or $2.5 million in excess of the existing $1.5 million term loan and proposed $500,000 line of credit from M-TIN, LLC) as a condition to providing financing. The Company is pursuing this additional financing from M-TIN, LLC and has approved terms under which this amount may be made available. The Company is also pursuing other sources for this financing or equity investment. However, there can be no assurance that the Company will be able to consummate the transaction with the prospective lender, that M-TIN, LLC will agree to or be able to provide additional financing to the Company or that other sources will be identified or agree to provide the necessary financing. The Company is also continuing to pursue a sale of the Company with the assistance of its investment bankers. However, there can be no assurance that any transaction will be completed.

         Congress passed and President Bush signed the Job Creation and Worker Assistance Act of 2002 (P.L. 107-147) into law in March, 2002. The tax provisions in the new law extend the NOL carryback period to five years for NOLs arising in tax years ending in 2001 and 2002. As a result of the new law, the Company expects to claim an income tax refund of approximately $350,000 from the Internal Revenue Service.

         As a result of the $15.9 million net loss incurred during fiscal 2001, and the fact that there can be no assurance that any new credit arrangement will be finalized or further extensions granted beyond the current extension, the Company received a going concern qualification from its independent public accountants in connection with its audited financial statements for the year ended December 31, 2001, as described more fully in the Report of Independent Public Accountants included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

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

                                                                                                13-Week Period Ended
                                                                                            ----------------------------
                                                                                            March 30,          March 31,
                                                                                              2002               2001
                                                                                            ---------          ---------
Net sales                                                                                      100.0%             100.0%
Cost of sales                                                                                   96.2              107.0
                                                                                             -------            -------
Gross profit (loss)                                                                              3.8               (7.0)
                                                                                             -------            -------

Operating expenses:
   Selling                                                                                      12.1               24.1
   General and administrative                                                                   17.8               18.3
   Non-cash ESOP compensation expense                                                              0                 .9
   Loss on abandonment of subsidiary                                                               0               83.8
                                                                                             -------            -------
                                                                                                29.9              127.1
                                                                                             -------            -------

Operating loss                                                                                 (26.1)            (134.1)
Gain on sales of assets                                                                          1.9                  0
Net interest and other income                                                                   (2.0)               3.3
                                                                                             -------            -------

Loss before income taxes                                                                       (26.2)            (137.4)
Credit for income taxes                                                                          4.9                0.0
                                                                                             -------            -------

Loss from continuing operations                                                                (21.3)            (137.4)

 Income from discontinued operations                                                               0               20.2
                                                                                             -------            -------

 Net income (loss)                                                                             (21.3)%           (117.2)%
                                                                                             =======             ======

13-WEEK PERIOD ENDED MARCH 30, 2002 COMPARED TO 13-WEEK PERIOD ENDED MARCH 31, 2001

Net Sales

         Net sales in the 13-week period ended March 30, 2002 decreased to $7.1 million from $7.2 million in the 13-week period ended March 31, 2001, a decrease of $100,000, or 1.4%.

Home Heating Products. Gross sales of home heating products increased to $6,967,000 in the first quarter of 2002 from $6,911,000 in the first quarter 2001, an increase of $56,000 or .8%. Home heating products sales remained relatively stable despite difficult economic conditions that caused housing starts and improvements to falter.

Other Products. Gross sales of other products decreased $197,000, or 50.9%, in the first quarter of 2002 to $190,000 as compared to $387,000 in the first quarter of 2001. The decrease in sales is primarily due to a reduction in OEM business.

Gross Profit (Loss)

         Gross profit in the first quarter of 2002 was $271,000 as compared to a gross loss of $509,000 in the first quarter of 2001, an increase of $780,000. Gross margin, defined as gross sales less production costs, increased slightly to $2,669,000 in the first quarter of 2002 from $2,638,000 in the first quarter of 2001.

Home Heating Products. The gross margin on sales of home heating products in the first quarter of 2002 was $2.5 million, or 35.7% of home heating sales. The gross margin on home heating products in the first quarter of 2001 was $2.4 million, or 34.8% of home heating sales. The slight increase in gross margin percentage was primarily the result of the increase in gross sales of higher margin wood burning fireplaces and unvented fireboxes.

Other Products. The gross margin on sales of other products in the first quarter of 2002 was $133,000 or 70% of other sales. The gross margin on sales of other products in the first quarter of 2001 was $215,000, or 55.6% of other products sales. The increase in gross margin percentage in the other segment was primarily the result of a price increase in home heating replacement parts in August 2001.

Selling Expenses

         Selling expenses in the first quarter of 2002 decreased to $861,000 from $1.7 million in the first quarter of 2001, a decrease of $881,000, or 50.6%, primarily as a result of a decrease in advertising and promotion expenses of $509,000 a decrease in commission expense of $229,000 and a decrease in personnel and administrative expenses of $143,000. Selling expenses as a percentage of net sales decreased to 12.1% in the first quarter of 2002 from 24.1% in the first quarter of 2001, due to the decrease in selling expenses verses stable net sales.

General and Administrative Expenses

         General and administrative expenses in the first quarter of 2002 decreased to $1,262,000 from $1,325,000 in the first quarter of 2001, a decrease of $63,000, or 4.8%. The decrease was primarily the result of a reduction in personnel and related expenses of $34,000, reduced professional services expense of $15,000, and a reduction in supplies and other expense of $25,000, partially offset by increases in contract help of $11,000.

Non-cash ESOP Compensation Expense

         Non-cash ESOP compensation expense was $0 in the first quarter of 2002 as compared to $63,000 in the first quarter of 2001 due to the payment in full of the principal and interest of the ESOP debt in the fourth quarter of 2001. Prior to the cancellation of the ESOP loan, shares owned by the ESOP were held in a suspense account. Shares of common stock were committed to be to be released from the ESOP's suspense account and credited to ESOP participants' accounts based on the ratio that the principal debt repayment of the ESOP loan bore to the original principal debt balance. The Company was required to recognize compensation expense each fiscal quarter in an amount equal to one-fourth of the number of shares of common stock committed to be released from the ESOP's suspense account each year multiplied by the average fair market value of such shares during the period. In connection with the cancellation of the ESOP loan, all unallocated shares of common stock held in the ESOP's suspense account were credited to the ESOP participants' accounts.

Loss on Abandonment of Subsidiary

         As a result of the transfer of the shares of 1166081 Ontario, Inc. to Mr. Roger Vuillod, effective January 1, 2001, the Company incurred a $6.1 million loss on the abandonment of the subsidiary in the first quarter of 2001, as explained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002. As the loss is nonrecurring, no expense was recorded for the first quarter of 2002.

Gain on Sale of Assets

         The gain on sales of assets of $138,000 is due to the final transfers of Broilmaster premium barbecue gas grill inventory to the purchaser of the Broilmaster line that occurred in the first quarter of 2002.

Interest Expense

         Interest expense in the first quarter of 2002 was $144,000 as compared to $262,000 in the first quarter of 2001, a decrease of $118,000, or 45%. The decrease was attributable to a decrease in average outstanding debt.

Interest and Other Income

         Interest and other income in the first quarter of 2002 was $0 as compared to $23,000 in the first quarter of 2001, a decrease of $23,000, or 100%. The decrease was attributable to a decrease in average outstanding investments.

Credit for Income Taxes

         Due to the enactment of the Job Creation and Worker Assistance Act of 2002 (P.L. 107-147) by Congress and President Bush in March, 2002, which extends the NOL carryback period to five years for NOLs arising in tax years ending in 2001 and 2002, the Company expects to obtain an income tax refund of approximately $350,000 from the Internal Revenue Service.

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

         The Company adopted FAS 141 and FAS 142 on January 1, 2002, and expects the adoption of these standards to have no material impact on its financial condition, results of operations or cash flows.

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

         The financial statements for the year ended December 31, 2001 were prepared on a going concern basis. As shown in the financial statements, as presented in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 1, 2002, during the year ended December 31, 2001, the Company incurred a net loss of $15.9 million. The Company has experienced significant losses during the previous four years, and these losses could continue during 2002. Such losses have resulted in the Company having negative net worth of $101,000 at March 30, 2002. The Company's continuation as a going concern is dependent upon its ability to obtain replacement permanent financing from alternate sources. In addition, the Company must be able to generate sufficient cash flow to meet its obligations on a timely basis, must be able to comply with the terms of its existing credit line, and, if replaced, with the terms of its replacement financing, and ultimately must be able to return to profitable operations.

         The Company finances interim working capital requirements with its bank line of credit with its principal lender. Interest on the line of credit is payable monthly at a rate of 2% in excess of the lender's prime rate. As of March 30, 2002, a maximum of $7.5 million was available to the Company under its line of credit, with the actual amount available under the line of credit being based on the value from time to time of certain assets (i.e., the borrowing base) securing the line of credit. The line of credit is secured by the receivables, equipment and inventory of the Company. As of March 30, 2002, the outstanding balance was $5.9 million with $43,000 available.

         The line of credit with the principal lender has been extended to July 1, 2002. The Company is currently not in compliance with certain debt covenants under its amended credit agreement with its principal lender. However, the Company has obtained a waiver of these covenants through March 31, 2002. See "Overview" above.

         On April 5, 2002, the Company entered into an agreement with M-TIN, LLC, a limited liability company controlled by three of the Company's directors, to provide a $1.5 million term loan to the Company. The loan is for a six-month term, subject to renewal for an additional six months at the option of the Company provided that the Company pays a 5% renewal fee. The loan bears interest at an annual rate of 12% and is subject to a placement fee of 5% due at the funding of the loan and an additional 3% fee at repayment. The loan is secured by an unencumbered first mortgage in all of the real property of the Company. M-TIN, LLC has also agreed to make an additional $500,000 line of credit available to the Company. The term of the line of credit will be the same as the term loan, including the option of the Company to extend the line for an additional six months. The line of credit will bear interest at an annual rate of 12% and also be subject to a placement fee equal to 5% of the available credit due when the documentation is delivered by the parties and an additional 3% fee due at repayment. The parties are presently completing the documentation for the line of credit.

         Additionally, the Company expects to obtain an income tax refund of approximately $350,000 from the Internal Revenue Service due to the enactment of the Job Creation and Worker Assistance Act of 2002 (P.L. 107-147) by Congress and President Bush in March, 2002, which extends the NOL carryback period to five years for NOLs arising in tax years ending in 2001 and 2002.

         The Company is in negotiations with a prospective lender and has received a non-binding proposal for a new asset-based, secured line of credit to replace its existing credit facility. Although the Company currently believes that funds generated from operations, together with the Company's line of credit and the $1.5 million term loan and $500,000 line of credit from M-TIN, LLC, should be sufficient to fund the Company's operating needs until July 1, 2002, there can be no assurance that the Company's liquidity position will not be adversely affected through July 1, 2002. Further, if the Company is not able to refinance its line of credit by July 1, 2002, or to obtain a further extension, the Company will be unable to continue to operate and its principal lender will have all rights and remedies provided for in the amended credit agreement between the lender and the Company. There can be no assurance that any new credit arrangements will be finalized or further extensions granted beyond July 1, 2002.

CRITICAL ACCOUNTING POLICIES

         The Securities and Exchange Commission has indicated that a "critical accounting policy" is one which is both important to the portrayal of a company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that the following accounting policies fit this definition:

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

         Income taxes. The Company has a history of unprofitable operations from losses incurred in 2001 as well as prior years. These losses generated a sizeable federal tax net operating loss, or NOL, carry forward of approximately $39 million. Generally accepted accounting principles require that a valuation allowance be recorded against the deferred tax asset associated with the NOL if it is "more likely than not" that the Company will not be able to apply the asset to taxes due on future earnings. Due to the amount of the deferred tax asset and the uncertainties of the prospects of the Company, the asset has not been recognized. However, due to the enactment of the Job Creation and Worker Assistance Act of 2002 (P.L. 107-147) by Congress and President Bush in March, 2002, which extends the NOL carryback period to five years for NOLs arising in tax years ending in 2001 and 2002, the Company expects to claim an income tax refund of approximately $350,000 from the Internal Revenue Service. Additionally, it is possible that the Company may become profitable in the future in which case management may conclude that it is more likely than not that all or a portion of the deferred tax asset could be recouped. In that situation the tax asset would be recorded at net realizable value at that time and then provide for income taxes at a rate equal to the combined federal and state effective rates. Subsequent changes to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although the cash tax payments would remain unaffected until the effect of the NOL is utilized.

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

INTEREST RATE RISK

         At March 30, 2002, the Company had $5.9 million of debt outstanding at a variable interest rate of prime plus 2%. Therefore, the Company is exposed to interest rate fluctuations on the debt balance. A hypothetical increase of 10% (for example, the prime rate of 9.0% would increase to 9.90%) in the prime lending rate would not cause the Company's interest expense to increase significantly.

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

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         The Company has delayed the date for its 2002 annual meeting more than 30 days from the date of its 2001 annual meeting. The Company currently anticipates that the 2002 annual meeting will be held on Friday, August 23, 2002. Stockholders of the Company may submit proposals for consideration for inclusion in the proxy statement of the Company relating to the 2002 annual meeting. However, in order for such proposals to be considered for inclusion in the form of proxy and proxy statement of the Company relating to the 2002 annual meeting, the proposals must be received by the Company not later than May 21, 2002. According to the Company's By-laws, for a stockholder proposal to be properly brought before the 2002 annual meeting (other than a proposal to be considered for inclusion in the proxy materials), it must be delivered to the secretary of the Company no earlier than May 25, 2002, but no later than June 24, 2002.

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

         *10(a) Letter agreement of AmSouth Bank dated January 14, 2002, which was filed as Exhibit 10(nn) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

         *10(b) Share Transfer Agreement and Assignment of Intercompany Debt by and among Roger Vuillod, 1166081 Ontario Inc., Hunter
                  Technology Inc., and Martin Industries, Inc. dated February
                  20, 2002, which was filed as Exhibit 2 to the Form 8-K filed by the Company with the Commission on March 7, 2002 (Commission
                  File No. 0-26228).

         10(c)    Letter Agreement of M-TIN, LLC dated April 4, 2002.

         10(d) $1,500,000 Promissory Note made by Martin Industries, Inc. in favor of M-TIN, LLC dated April 4, 2002.

         10(e)    Real Estate Mortgage, Security Agreement and Financing
                  Statement by and between Martin Industries, Inc. and M-TIN,
                  LLC dated April 4, 2002.

         10(f)    Letter Agreement of AmSouth Bank dated April 1, 2002.

         10(g)    Real Estate Mortgage, Security Agreement and Financing
                  Statement by and between Martin Industries, Inc. and AmSouth
                  Bank dated April 4, 2002.

         10(h)    Subordination Agreement by and among Martin Industries, Inc.,
                  M-TIN, LLC and AmSouth Bank dated April 5, 2002.

         (b)      Reports on Form 8-K

                  On March 7, 2002, the Company filed a Current Report on Form 8-K in which the Company reported under Item 2 the transfer of all of the shares of its wholly-owned subsidiary, 1166081 Ontario Inc., an Ontario corporation ("1166081"), to Mr. Roger Vuillod. An unaudited pro forma condensed balance sheet as of September 29, 2001, an unaudited pro forma condensed statement of operations for the nine months ended September 29, 2001, and an unaudited pro forma condensed statement of operations for the year ended December 31, 2000 were included in the report.

-----------------

* Incorporated by reference

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995:

With the exception of historical information, the matters and statements discussed, made or incorporated by reference in this Quarterly Report on Form 10-Q constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Specifically, this Quarterly Report on Form 10-Q contains forward-looking statements regarding:

         - the Company's efforts to obtain replacement financing and equity investment in, or a sale of, the Company;

         - the Company's beliefs with respect to the funding of its operations during fiscal year 2002, including the period up to July 1, 2002;

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. In particular, there can be no assurance that, pending the securing of new financing, the Company will continue to generate funds or have credit available to it that is sufficient to continue to fund its operations; that the Company will be able to obtain replacement financing or equity investment in the Company; that the Company's cost reduction and plant consolidations will be successful or that the Company will achieve a level of revenue that will allow the Company to return to profitability; that the Company will be able to successfully implement or complete the short-term and long-term programs being undertaken by the Company; that the Company's new products will meet its expectations; that the Company will be able in the future to meet the needs and expectations of its customers; that the Company will not exceed the estimated reserve for excess and obsolete inventories or will utilize deferred tax assets related to net operating loss carryforwards. These assumptions, risks and uncertainties include, but are not limited to, those associated with general economic cycles; the cyclical nature of the industries in which the Company operates and the factors related thereto, including consumer confidence levels, inflation, employment and income levels, the availability of credit, and factors affecting the housing industry; the potential in the Company's business to experience significant fluctuations in quarterly earnings; the Company's ability to generate cash or secure adequate financing to fund its operations; the Company's business strategy, including its strategy of pursuing new product development; potential losses from product liability and personal injury lawsuits; the effects of seasonality and weather conditions on the Company's home heating product sales and other sales; the effect of existing and new governmental and environmental regulations applicable to the Company; the dependence of the Company on key personnel; the highly competitive nature of each of the industries in which the Company operates; the volatility of the stock price at which outstanding shares of the Company may trade from time to time; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Commission, including the Company's Annual Report on Form 10-K filed with the Commission on April 1, 2002. The Company expressly disclaims any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MARTIN INDUSTRIES, INC.



Date: May 14, 2002                 By /s/ James W. Truitt
                                     ------------------------------------------
                                     James W. Truitt
                                     Vice President and Chief Financial Officer
                                                 and Secretary
                                     (Executed on behalf of Registrant and
                                     as Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibit
Number                Description of Exhibits                                                              Page No.
-------               -----------------------                                                              -------
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

*10(a)                Letter agreement of AmSouth Bank dated January 14, 2002, which was filed as Exhibit 10(nn) to the Company's Annual Report on Form 10-K for
                      the fiscal year ended December 31, 2001.

*10(b)                Share Transfer Agreement and Assignment of Intercompany Debt by and
                      among Roger Vuillod, 1166081 Ontario Inc., Hunter Technology Inc., and
                      Martin Industries, Inc. dated February 20, 2002, which was filed as
                      Exhibit 2 to the Form 8-K filed by the Company with the Commission on
                      March 7, 2002 (Commission File No. 0-26228).

10(c)                 Letter Agreement of M-TIN, LLC dated April 4, 2002.

10(d)                 $1,500,000 Promissory Note made by Martin Industries, Inc. in favor of
                      M-TIN, LLC dated April 4, 2002.

10(e)                 Real Estate Mortgage, Security Agreement and Financing Statement by and
                      between Martin Industries, Inc. and M-TIN, LLC dated April 4, 2002.

10(f)                 Letter Agreement of AmSouth Bank dated April 1, 2002.

10(g)                 Real Estate Mortgage, Security Agreement and Financing Statement by and
                      between Martin Industries, Inc. and AmSouth Bank dated April 4, 2002.

10(h)                 Subordination Agreement by and among Martin Industries, Inc., M-TIN,
                      LLC and AmSouth Bank dated April 5, 2002.

-----------------

*        Incorporated by reference