Form 10-Q
period 2002-06-29
MARTIN INDUSTRIES INC /DE/
filed 2002-08-19
CIK 942143

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For 26-Week Period Ended June 29, 2002	Commission File No. 0-26228

MARTIN INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	63-0133054

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 East Tennessee Street Florence, Alabama	35630

(Address of principal executive offices)	(Zip Code)

(256) 767-0330

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒    No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

8,578,184 shares of Common Stock, $0.01
par value, as of June 29, 2002

MARTIN INDUSTRIES, INC.

INDEX

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Unaudited Condensed Balance Sheets as of June 29, 2002 and December 31, 2001	2
Unaudited Condensed Statements of Operations for the 13-Week and 26-Week Periods Ended June 29, 2002 and June 30, 2001	4
Unaudited Condensed Statements of Cash Flows for the 26-Week Periods Ended June 29, 2002 and June 30, 2001	5
Notes to Unaudited Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosure About Market Risk	21
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	22

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED BALANCE SHEETS
(Unaudited)
ASSETS

	June 29,	December 31,
	2002	2001

Current Assets:
Cash	$3,000	$0
Accounts receivable, less allowance for doubtful accounts of $1,126,000 and $1,278,000, respectively	4,448,000	3,654,000
Inventories	5,139,000	6,414,000
Refundable income taxes	392,000	0
Prepaid expenses and other assets	236,000	305,000

	10,218,000	10,373,000

Property, plant and equipment, net	7,302,000	8,189,000

Cash surrender value of life insurance	0	1,344,000
Other	200,000	300,000

Total other non-current assets	200,000	1,644,000

Total assets	$17,720,000	$20,206,000

The accompanying notes are an integral part of these condensed balance sheets.

CONDENSED BALANCE SHEETS
(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 29,	December 31,
	2002	2001

LIABILITIES:
Current Liabilities:
Short-term borrowings	$8,920,000	$5,567,000
Capital lease obligations	40,000	52,000
Accounts payable	4,341,000	5,491,000
Accrued liabilities:
Payroll and employee benefits	1,651,000	1,635,000
Product liability	960,000	1,036,000
Warranty	206,000	218,000
Workers’ compensation	793,000	819,000
Other	886,000	931,000

Total current liabilities	17,797,000	15,749,000
Noncurrent Liabilities:
Deferred compensation, net of present value discount of $405,000 and $450,000, respectively	1,707,000	1,745,000
Life insurance policy loans	0	1,305,000

Total non-current liabilities	1,707,000	3,050,000

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $.01 par value; 20,000,000 shares authorized; 9,770,329 at June 29, 2002 and 9,768,500 shares issued at December 31, 2001	98,000	98,000
Paid-in capital	24,580,000	24,580,000
Accumulated deficit	(22,673,000)	(19,482,000)

	2,005,000	5,196,000
Less:
Treasury stock at cost (1,192,145 shares at June 29, 2002 and December 31, 2001)	3,789,000	3,789,000

Total stockholders’ equity	(1,784,000)	1,407,000

Total liabilities and stockholders’ equity	$17,720,000	$20,206,000

The accompanying notes are an integral part of these condensed balance sheets.

CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

	13-Week Period Ended		26-Week Period Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Net sales	$8,216,000	$9,556,000	$15,308,000	$16,782,000
Cost of sales	7,841,000	9,703,000	14,661,000	17,438,000

Gross profit (loss)	375,000	(147,000)	647,000	(656,000)

Operating expenses:
Selling	889,000	1,457,000	1,751,000	3,199,000
General and administrative	971,000	1,474,000	2,228,000	2,799,000
Non-cash ESOP compensation	0	32,000	0	95,000
Loss on abandonment of subsidiary	0	0	0	6,055,000

	1,860,000	2,963,000	3,979,000	12,148,000
Operating loss	(1,485,000)	(3,110,000)	(3,332,000)	(12,804,000)
Gain on sales of assets	(46,000)	0	(184,000)	0
Interest expense	286,000	266,000	435,000	528,000
Interest and other income	0	(15,000)	0	(39,000)

Loss before income taxes	(1,725,000)	(3,361,000)	(3,583,000)	(13,293,000)
Credit for income taxes	(42,000)	0	(392,000)	0

Loss from continuing operations	(1,683,000)	(3,361,000)	(3,191,000)	(13,293,000)
Gain (loss) from discontinued operations, net of tax	0	248,000	0	1,711,000

Net loss	$(1,683,000)	$(3,113,000)	$(3,191,000)	$(11,582,000)

Basic and diluted per share data:
Income (loss) from continuing operations	$(.20)	$(.39)	$(.37)	$(1.45)
Income (loss) from discontinued operations	.00	.03	.00	.21

Net loss	$(.20)	$(.36)	$(.37)	$(1.24)

Weighted average number of common shares outstanding	8,577,831	8,008,928	8,577,373	7,965,178

The accompanying notes are an integral part of these condensed statements.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	26-Week Period Ended

	June 29,	June 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,191,000)	$(11,582,000)
Adjustments to reconcile net loss to net cash
Used in operating activities:
Loss on abandonment of subsidiary	0	6,055,000
Depreciation and amortization	941,000	1,214,000
Gain on sales of assets	(3,000)	0
Provision (credit) for doubtful accounts and notes receivable	15,000	(135,000)
Increase in refundable income taxes	(392,000)	0
Non-cash ESOP compensation	0	95,000
Other changes in operating assets and liabilities	(656,000)	1,995,000

Net cash used in operating activities	(3,286,000)	(2,358,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(54,000)	(196,000)
Proceeds from sales of assets	3,000	5,000

Net cash used in investing activities	(51,000)	(191,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term borrowings	3,352,000	2,554,000
Payments on capital lease obligations	(12,000)	(11,000)

Net cash provided by financing activities	3,340,000	2,543,000

NET INCREASE (DECREASE) IN CASH	3,000	(6,000)
CASH AT THE BEGINNING OF THE PERIOD	0	9,000

CASH AT THE END OF THE PERIOD	$3,000	$3,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$311,000	$500,000
Income taxes	$0	$0

The accompanying notes are an integral part of these condensed statements.

MARTIN INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

Unaudited Interim Condensed Financial Statements

     The accompanying unaudited interim condensed financial statements of Martin Industries, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. However, the interim condensed financial statements of the Company have not been reviewed by an independent public accountant prior to filing with the Securities and Exchange Commission as required by Rule 10-01(d) of Regulation S-X. On July 11, 2002, the Company dismissed its independent accountants, Arthur Andersen LLP, effective immediately. As of the date of this filing, no replacement independent accountant has been engaged. The financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001 included on Form 10-K, as filed with the Securities and Exchange Commission on April 1, 2002.

     In the opinion of management, the unaudited interim condensed financial statements included herein reflect all adjustments necessary to present fairly the information set forth therein. The Company’s business is seasonal and cyclical with the potential for significant fluctuations in quarterly earnings; therefore, the results of operations for the interim periods presented are not necessarily indicative of results for the full year.

Fiscal Periods

     The Company’s fiscal quarters end on the Saturday nearest each calendar quarter-end. The Company utilizes a December 31 fiscal year-end.

Basis of Presentation

     Due to the transfer of shares of the Company’s Canadian subsidiary to the subsidiary’s manager and sole director effective January 1, 2001, certain prior year amounts have been reclassified to conform with the current year’s presentation.

2. INVENTORIES

     The Company uses the first in, first out (“FIFO”) method of accounting for its inventories. Management believes the FIFO method provides an accurate measurement of inventory valuation and operating results. Inventory costs include material, labor and overhead, and the Company evaluates raw materials, purchased parts, work-in-process and finished goods to ensure that inventory is not recorded at amounts in excess of estimated net realizable value. Inherent in the estimates of net realizable value are management’s estimates related to the Company’s customer demand, product mix and salvage value. At June 29, 2002 and December 31, 2001, the reserve for excess and obsolete inventory was $727,000 and $1,058,000, respectively. An analysis of inventories at June 29, 2002 and December 31, 2001 follows:

	June 29,	December 31,
	2002	2001

Inventories valued at first-in, first-out (“FIFO”) cost:
Raw materials and purchased parts	$2,981,000	$3,157,000
Work-in-process	734,000	778,000
Finished goods	1,424,000	2,479,000

	$5,139,000	$6,414,000

3. INCOME TAXES

     The Company has net deferred tax assets resulting primarily from net operating loss (“NOL”) carryforwards in United States jurisdictions of approximately $39 million expiring in fiscal years 2019 through 2021.

     The Company establishes valuation allowances in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, and will continually review the adequacy of the valuation allowance.

     In assessing the valuation allowance established at December 31, 2001, the Company concluded that it should fully reserve its net deferred tax assets as a result of continuing losses from operations and realization of the assets was not considered more likely than not. At June 29, 2002 and December 31, 2001, the valuation allowance for deferred taxes was approximately $18 million and $17 million, respectively.

     Congress passed and President Bush signed the Job Creation and Worker Assistance Act of 2002 into law in March, 2002. The tax provisions in the new law extend the NOL carryback period to five years for NOLs arising in tax years ending in 2001 and 2002. As a result of the new law, the Company has filed an amended 1996 corporate income tax return and expects to obtain an income tax refund of approximately $392,000 from the Internal Revenue Service.

4. EARNINGS PER SHARE

     Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS has been computed based on the weighted average number of shares outstanding, including the effect of outstanding stock options, if dilutive, in each respective year. A reconciliation of shares as the denominator of the basic EPS computation to the diluted EPS computation is as follows:

	13-Week Period Ended		26-Week Period Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Weighted average shares – basic and diluted, excluding ESOP and stock options effects	5,890,602	5,756,047	5,890,144	5,755,714
Weighted average effect of ESOP shares committed to be released	2,687,229	2,252,881	2,687,229	2,209,464

Weighted average number of common shares outstanding – basic and diluted	8,577,831	8,008,928	8,577,373	7,965,178

     Options outstanding of 420,323 and 559,014 for the 13-week period ended June 29, 2002 and June 30, 2001, respectively, were not included in the table above as they were anti-dilutive.

5. COMMITMENTS AND CONTINGENCIES

     On February 1, 1996, 1166081 Ontario Inc., a former subsidiary of the Company, acquired all of the capital stock of Hunter Technologies, Inc. (“Hunter”) for a purchase price of approximately $1,943,000 that included $850,000 in cash, $729,000 in promissory notes payable and $364,000 paid into escrow. The escrow fund was established at the closing to make funds available to meet the sellers’ indemnification obligations to the Company. During the second quarter of 1997, the Company notified certain of the sellers that it was withholding payment on the promissory notes held by them pending resolution of certain issues with the holders of the notes arising out of the purchase transaction. The Company also claimed the entire amount in escrow and instituted litigation to recover these amounts and additional amounts from certain sellers in the purchase transaction, and certain of the sellers sued to enforce collection of their notes.

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

     With regard to the foregoing, on February 20, 2002, the Company transferred the shares of its wholly-owned subsidiary, 1166081 Ontario Inc. to Roger Vuillod. All shares of Hunter are held by 1166081 Ontario Inc. Under the terms of the transfer, Mr. Vuillod assumed all obligations and liabilities associated with the ownership of the shares of 1166081 Ontario Inc. The transfer of shares of 1166081 Ontario Inc. did not effect a transfer of the Company’s rights and obligations under the contingent settlement noted above.

     The Company is a party to various legal proceedings that are incidental to its business. Certain of these cases filed against the Company and other companies engaged in businesses similar to the Company often allege, among other things, product liability, personal injury and breach of contract and warranty. These kinds of suits sometimes seek the imposition of large amounts of compensatory and punitive damages and trials by jury. While these kinds of suits normally would not be expected to have a material adverse affect on the Company, the weakness of the Company’s current financial position could, in the opinion of management, cause a normally insignificant award of damages to have a material adverse effect on the Company.

6. SHORT-TERM BORROWINGS

     Effective December 19, 2001, the Company entered into an amended bank line of credit agreement with its principal lender for up to a maximum of $7.5 million which has been utilized to finance inventories, receivables and operations. As of June 29, 2002 and December 31, 2001, the outstanding balance on the existing line of credit was $6,924,000 and $5,567,000, respectively. The line of credit is secured by the receivables, inventory and equipment of the Company. Interest on the line of credit is payable monthly at a variable rate based on the prime rate plus 2%.

     On July 1, 2002, the Company received an extension from its primary lender of its current line of credit through August 31, 2002. The lender also agreed to waive the Company’s current defaults of debt covenants contained in its loan agreement through June 30, 2002. The extension does not effect a change in the amount available to the Company under the line, which varies based on the value of certain assets securing the line that include the Company’s equipment, inventory and accounts receivable. Under a previous extension, the Company agreed to pay to the lender a fee in the amount of $100,000 in the event the Company was unable to obtain replacement financing on or before July 1, 2002. The lender has agreed to extend the payment of this fee until August 31, 2002. Because the Company was unable to repay the line of credit in full by July 31, 2002, the lender is entitled to receive warrants to purchase common stock in the Company equal to 10% of the Company’s outstanding shares at an exercise price of $0.14 per share. The Company also granted the lender a second mortgage, subordinate in all respects to the lien of the first mortgage described below, in all of the real property of the Company.

     On April 5, 2002, the Company entered into an agreement with M-TIN, LLC, a limited liability company controlled by two current directors and one former director of the Company, to provide a $1.5 million term loan to the Company. The loan is for a six-month term, subject to renewal for an additional six months at the option of the Company provided that the Company pays a 5% renewal fee. The loan bears interest at an annual rate of 12% and is subject to a placement fee of 5% due at the funding of the loan and an additional 3% prepayment fee on the amount prepaid. The loan is secured by an unencumbered first mortgage in all of the real property of the Company.

     On May 9, 2002, the Company entered into an additional agreement with M-TIN, LLC to provide a $500,000 line of credit to the Company. The line of credit matures on October 5, 2002, subject to renewal for an additional six months at the option of the Company provided that the Company pays a 5% renewal fee. The line of credit bears interest on the unpaid balance at an annual rate of 12%. The line of credit is also subject to a placement fee equal to 5% of the available credit and an additional 3% prepayment fee on the amount prepaid. The line of credit is secured by the first mortgage in all of the real property of the Company. As of August 12, 2002, $500,000 of the line of credit had been utilized and no further credit was available.

     Previously reported negotiations with a prospective lender for a new asset-based, secured line of credit to replace its existing credit facility have been discontinued by the prospective lender. The Company has not identified another potential lender to replace its current credit facility as of the date of this filing. The Company has been and continues to be in discussion with parties involving various means to alleviate its financial difficulties. These discussions involve several alternatives including, but not limited to, additional debt secured by fixed assets of the Company, equity or equity equivalents, an expansion of the M-TIN, LLC loan arrangement, and a possible sale of the Company. The Company is in continuing discussions with its primary lender in an effort to extend its existing credit facility beyond the August 31, 2002 expiration date. There can be no assurances that the lender will agree to an extension. Further, without additional working capital from its primary lender or outside sources, the Company must generate sufficient cash within its existing credit facility on an on-going basis in order to maintain its operations. There can be no assurance that the Company will be able to obtain additional financing from its primary lender or that other sources will be identified or agree to provide the necessary financing nor can any assurance be given that the Company will be able to generate cash within its existing credit facility that is adequate to maintain its operations.

     See also Note 8 to Notes to Condensed Financial Statements, Going Concern Matters, below.

7. INDUSTRY SEGMENT INFORMATION

     Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, certain information is disclosed for the two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company’s significant sales segments. The home heating products segment includes vented and vent-free gas heaters and furnaces, pre-engineered gas and wood-burning fireplaces and gas logs. Following the disposition of the Company’s Canadian subsidiaries in February 2002, the other products segment consists only of replacement parts for the home heating products segment. The accounting policies for each segment are the same as those used by the Company. The Company evaluates performance based on gross sales and gross margin. As such, the Company does not allocate other items of income or expense to the reportable operating segments. The results and identifiable net assets for the two reportable segments of the Company are included in the following table.

	13-Week Period Ended		26-Week Period Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Gross sales:
Home heating products	$8,170,000	$9,368,000	$15,137,000	$16,199,000
Other products	124,000	263,000	314,000	659,000

	$8,294,000	$9,631,000	$15,451,000	$16,858,000

Reconciliation to net sales:
Gross sales	$8,294,000	$9,631,000	$15,451,000	$16,858,000
Freight revenue	52,000	89,000	113,000	181,000
Discounts and royalties	(130,000)	(164,000)	(256,000)	(257,000)

Net sales	$8,216,000	$9,556,000	$15,308,000	$16,782,000

Gross margin:
Home heating products	$3,004,000	$2,895,000	$5,540,000	$5,308,000
Other products	76,000	149,000	209,000	358,000

	$3,080,000	$3,044,000	$5,749,000	$5,666,000

Reconciliation to gross profit (loss):
Gross margin	$3,080,000	$3,044,000	$5,749,000	$5,666,000
Freight revenue	52,000	89,000	113,000	181,000
Discounts and royalties	(130,000)	(164,000)	(256,000)	(257,000)
Fixed costs, variances, reserves & other	(2,627,000)	(3,116,000)	(4,959,000)	(6,246,000)

Gross profit (loss)	$375,000	$(147,000)	$647,000	$(656,000)

	June 29	December 31
	2002	2001

Identifiable net assets (1):
Home heating products	$9,741,000	$11,284,000
Other products	181,000	387,000
Other (2)	2,520,000	2,932,000

	$12,442,000	$14,603,000

(1)	Represents Property, Plant, Equipment and Inventory (each net respective reserves)
(2)	Represents amount attributable to the Company’s corporate administration.

8. GOING CONCERN MATTERS

     The financial statements as of and for the year ended December 31, 2001 were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, as presented in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 1, 2002, during the year ended December 31, 2001, the Company incurred a net loss of $15.9 million. The Company also had short-term borrowings of $5.6 million as of December 31, 2001. The balance is payable to the Company’s primary lender under a bank line of credit agreement. The line of credit agreement has been extended through August 31, 2002 by the current bank lender. The Company is pursuing a more permanent form of financing. There can be no assurance, however, that any new credit arrangement will be finalized or further extensions granted beyond August 31, 2002.

     Although the Company incurred a net loss in 2001, management continues to implement and focus on strategies to return the Company to profitability. Two primary objectives are to develop the necessary product offering to compete effectively in each market segment served and to reduce fixed costs in proportion to a lower level of revenue. Product development was essentially completed in July 2002. During 2001, payroll expenses alone were reduced by over $3 million (on an annualized basis). Fixed costs, including payroll expenses, have continued to decline in the first half of 2002. In addition, standard cost of goods sold has been reduced through vigorous direct cost reductions. Although significantly improved over prior periods, unfavorable manufacturing variances remain due to the lack of operating cash, which has decreased the Company’s ability to purchase raw materials and diminished the orderly flow of materials throughout the manufacturing process, and has resulted in production levels below what is needed to meet customer demand and to fully absorb fixed costs. There can be no assurance that the Company can provide sufficient operating cash, achieve production levels that meet customer demand, eliminate negative variances or fully absorb current levels of fixed costs.

     The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its existing credit line agreement, as extended, to obtain additional financing or refinancing as may be required, and ultimately to re-establish profitable operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited interim condensed financial statements of the Company and notes thereto appearing elsewhere in this Form 10-Q. All references to the second quarter of 2002 and the second quarter of 2001 are referring to the 13-week periods ended June 29, 2002 and June 30, 2001, respectively. All references to the 2002 year-to-date period and the 2001 year-to-date period are referring to the 26-week periods ended June 29, 2002 and June 30, 2001, respectively.

OVERVIEW

     On July 1, 2002, the Company received an extension from its primary lender of its current line of credit through August 31, 2002. The lender also agreed to waive the Company’s defaults of debt covenants contained in its loan agreement through June 30, 2002. Under a previous extension of the loan agreement, the Company agreed to pay to the lender a fee in the amount of $100,000 if the Company was unable to obtain replacement financing on or before July 1, 2002. The lender has agreed to extend the payment of this fee until August 31, 2002 The extension does not change the amount available to the Company as it varies based on the value of certain assets securing the line that include the Company’s equipment, inventory, and accounts receivable. Because the Company was unable to repay the line of credit in full by July 31, 2002, the lender is entitled to receive warrants to purchase common stock in the Company equal to 10% of the Company’s outstanding shares at an exercise price of $0.14 per share. The Company also granted the lender a second mortgage, subordinate in all respects to the lien of the first mortgage described below, in all the real property of the Company.

     On April 5, 2002, the Company entered into an agreement with M-TIN, LLC, a limited liability company controlled by two current directors and one former director of the Company, to provide a $1.5 million term loan to the Company. The loan is for a six-month term, subject to renewal for an additional six months at the option of the Company provided that the Company pays a 5% renewal fee. The loan bears interest at an annual rate of 12% and is subject to a placement fee of 5% due at the funding of the loan and an additional 3% prepayment fee on the amount prepaid. The loan is secured by an unencumbered first mortgage in all of the real property of the Company.

     On May 9, 2002, the Company entered into an additional agreement with M-TIN, LLC to provide a $500,000 line of credit to the Company. The line of credit matures on October 5, 2002, subject to renewal for an additional six months at the option of the Company provided that the Company pays a 5% renewal fee. The line of credit bears interest on the unpaid balance at an annual rate of 12%. The line of credit is also subject to a placement fee equal to 5% of the available credit and an additional 3% prepayment fee on the amount prepaid. The line of credit is secured by the first mortgage in all of the real property of the Company. As of August 12, 2002, $500,000 of the line of credit had been utilized and no further credit was available.

     Previously reported negotiations with a prospective lender for a new asset-based, secured line of credit to replace its existing credit facility have been discontinued by the prospective lender. The Company has not identified another potential lender to replace its current credit facility as of the date of this filing. The Company has been and continues to be in discussion with parties involving various means to alleviate its financial difficulties. These discussions involve several alternatives including, but not limited to, additional debt secured by fixed assets of the Company, equity or equity equivalents, an expansion of the M-TIN, LLC loan arrangement, and a possible sale of the Company. The Company is in continuing discussions with its primary lender in an effort to extend its existing credit facility beyond the August 31, 2002 expiration date. There can be no assurances that the lender will agree to an extension. Further, without additional working capital from its primary lender or outside sources, the Company must generate sufficient cash within its existing credit facility on an on-going basis in order to maintain its operations. There can be no assurance that the Company will be able to obtain additional financing from its primary lender or that other sources will be identified or agree to provide the necessary financing nor can any assurance be given that the Company will be able to generate cash within its existing credit facility that is adequate to maintain its operations.

     Due to the enactment in March 2002 of the Job Creation and Worker Assistance Act of 2002, the NOL carryback period has been extended to five years for NOLs arising in tax years ending in 2001 and 2002. As a result of the new law, the Company has filed an amended 1996 corporate income tax return and has received an income tax refund of approximately $392,000 from the Internal Revenue Service.

     As a result of the $15.9 million net loss incurred during fiscal 2001, and the fact that there can be no assurance that any new credit arrangement will be made or further extensions granted by the Company’s primary lender beyond the current extension, the Company received a going concern qualification from its independent public accountants in connection with its audited financial statements for the year ended December 31, 2001, as described more fully in the Report of Independent Public Accountants included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

     On July 9, 2002, the Company received notice of a lawsuit filed by a former officer of the Company claiming payments under a Supplemental Income Agreement issued in 1983. The Company has filed a response and intends to defend this matter vigorously.

     On July 11, 2002, the Company dismissed its independent accountants, Arthur Andersen LLP (“Andersen”), effective immediately. The decision to terminate the engagement of Andersen was approved by the Company’s Board of Directors upon the recommendation of its Audit Committee. Andersen’s report on the Company’s 2001 financial statements was issued earlier in March 2002, in conjunction with the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The Company has not yet engaged replacement independent auditors. Accordingly, the Company’s interim financial statements for the period ended June 29, 2002 have not been reviewed by an independent accounting firm.

     As used in the following discussion and elsewhere in this Quarterly Report, the term “gross sales” reflects total customer invoices billed by the Company for the applicable period, net of any customer sales credits issued. The term “net sales” as used herein and elsewhere in this Quarterly Report, reflects gross sales less deductions for cash discounts and royalties paid by the Company.

Results of Operations

     The following tables set forth, for the periods indicated, information derived from the Company’s financial statements expressed as a percentage of net sales.

	13-Week Period Ended		26-Week Period Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	95.4	101.5	95.8	103.9

Gross profit (loss)	4.6	(1.5)	4.2	(3.9)

Operating expenses:
Selling	10.8	15.3	11.4	19.1
General and administrative	11.8	15.4	14.6	16.7
Non-cash ESOP compensation expense	.0	0.3	.0	0.6
Loss on abandonment of subsidiary	.0	.0	.0	36.1

	29.9	31.0	26.0	72.5

Operating loss	(18.0)	(32.5)	(21.8)	(76.4)
Gain on sales of assets	(0.6)	0.0	(1.2)	0.0
Net interest and other income	3.5	2.6	2.8	2.9

Loss before income taxes	(20.9)	(35.1)	(23.4)	(79.3)
Credit for income taxes	(0.5)	0.0	(2.6)	.0

Loss from continuing operations	(20.4)	(35.1)	(20.8)	(79.3)
Income from discontinued operations	.0	2.6	.0	10.2

Net income (loss)	(20.4)%	(32.5)%	(20.8)%	(69.1)%

13-Week Period Ended June 29, 2002 Compared to 13-Week Period Ended June 30, 2001

Net Sales

     Net sales in the 13-week period ended June 29, 2002 decreased $1.4 million, to $8.2 million from $9.6 million in the 13-week period ended June 30, 2001, a 14.6% decline.

Home Heating Products. The decrease in net sales of home heating products was primarily in woodburning fireplaces where sales dropped from $4.5 million in the second quarter 2001 to $3.3 million in the second quarter 2002, a decrease of $1.2 million or 26.7%. Home heating product sales slowed due to the continued downturn in the manufactured housing market.

Other Products. Net sales of other products decreased $150,000, or 54.7%, in the second quarter of 2002 to $124,000 as compared to $274,000 in the second quarter of 2001. The decrease in sales is primarily due to a reduction in OEM business.

Gross Profit (Loss)

     Gross profit in the second quarter of 2002 was $375,000 as compared to a gross loss of ($147,000) in the second quarter of 2001, an increase of $522,000. Gross margin, defined as gross sales less production costs, improved from $3,044,000 in the second quarter of 2001 to $3,080,000 in the second quarter of 2002, despite the decrease in sales of $1.4 million.

Home Heating Products. The gross margin on sales of home heating products in the second quarter of 2002 was $3.0 million, or 36.8% of home heating sales. The gross margin on home heating products in the second quarter of 2001 was $2.9 million, or 30.9% of home heating sales. The improvement in gross margin percentage was primarily the result of increases in gross sales of higher margin gas fireplaces and unvented fireboxes.

Other Products. The gross margin on sales of other products in the second quarter of 2002 was $76,000 or 61.3% of other sales. The gross margin on sales of other products in the second quarter of 2001 was $149,000, or 56.7 % of other products sales. The increase in gross margin percentage in the other products segment was primarily the result of a price increase in home heating replacement parts that occurred in August 2001.

Selling Expenses

     Selling expenses in the second quarter of 2002 decreased to $889,000 from $1.5 million in the second quarter of 2001, a decrease of $568,000 or 38%. The decrease was attributable primarily to a decrease in advertising and promotion expenses of $113,000, a decrease in commission expense of $254,000, a decrease in personnel and administrative expenses of $76,000, and a decrease in travel and entertainment expenses of $92,000. Selling expenses as a percentage of net sales decreased to 10.8% in the second quarter of 2002 from 17.7% in the second quarter of 2001, due to efforts to reduce selling expenses in proportion to sales.

General and Administrative Expenses

     General and administrative expenses in the second quarter of 2002 decreased to $971,000 from $1,474,000 in the second quarter of 2001, a decrease of $503,000, or 34.1%. The decrease was primarily the result of a reduction in personnel and related expenses of $31,000, reduced professional services expense of $91,000, a decrease in supplies and other expense of $84,000 and a decrease in severance pay of $298,000 due to concentrated efforts to streamline administrative operations and to cut costs and cash outlays.

Non-cash ESOP Compensation Expense

     Non-cash ESOP compensation expense was $0 in the second quarter of 2002 as compared to $32,000 in the second quarter of 2001 due to the payment in full of the principal and interest of the ESOP debt in the fourth quarter of 2001. Prior to the cancellation of the ESOP loan, shares owned by the ESOP were held in a suspense account. Shares of common stock were committed to be to be released from the ESOP’s suspense account and credited to ESOP participants’ accounts based on the ratio that the principal debt repayment of the ESOP loan bore to the original principal debt balance. The Company was required to recognize compensation expense each fiscal quarter in an amount equal to one-fourth of the number of shares of common stock committed to be released from the ESOP’s suspense account each year multiplied by the average fair market value of such shares during the period. In connection with the cancellation of the ESOP loan, all unallocated shares of common stock held in the ESOP’s suspense account were credited to the ESOP participants’ accounts.

Gain on Sale of Assets

     The gain on sales of assets of $46,000 is due to the final transfers of Broilmaster premium barbecue gas grill inventory to the purchaser of the Broilmaster line that occurred in the second quarter of 2002.

Interest Expense

     Interest expense in the second quarter of 2002 was $286,000 as compared to $266,000 in the second quarter of 2001, an increase of $20,000, or 1.1%. The increase was attributable to a slight increase in average outstanding debt.

Interest and Other Income

     Interest and other income in the second quarter of 2002 was $0 as compared to $15,000 in the second quarter of 2001. The decrease was attributable to a decrease in average outstanding investments.

Credit for Income Taxes

     Due to the enactment of the Job Creation and Worker Assistance Act of 2002 by Congress and President Bush in March, 2002, which extends the NOL carryback period to five years for NOLs arising in tax years ending in 2001 and 2002, the Company has received an income tax refund of approximately $392,000 from the Internal Revenue Service.

26-Week Period Ended June 29, 2002 Compared to 26-Week Period Ended June 30, 2001

Net Sales

     Net sales in the 26-week period ended June 29, 2002 decreased to $15.3 million from $16.8 million in the 26-week period ended June 29, 2001, a decrease of $1.5 million, or 8.9%.

Home Heating Products. Gross sales of home heating products declined to $15.1 million in the 2002 year-to-date period from $16.2 million in the 2001 year-to-date period, a decrease of $1.1 million or .7%. Home heating product sales slowed due to the continued downturn in the manufactured housing market.

Other Products. Gross sales of other products decreased $345,000, or 52.4%, in the 2002 year-to-date period to $314,000 as compared to $659,000 in the 2001 year-to-date period. The decrease in sales is primarily due to a reduction in OEM business.

Gross Profit (Loss)

     Gross profit in the 2002 year-to-date period grew to $647,000 as compared to a gross loss of ($656,000) in the 2001 year-to-date period, an improvement of $1.3 million, despite the $1.5 million decrease in net sales. Gross margin, defined as gross sales less production costs, rose to $5,749,000 in the second quarter of 2002 from $5,566,000 in the second quarter of 2001, an increase of 3.3%. This is due to diligent efforts to control production variances and the implementation of new computer software that provided an improved way to monitor production costs.

Home Heating Products. The gross margin on sales of home heating products in the 2002 year-to-date period was $5.5 million, or 36.4% of home heating sales. The gross margin on home heating products in the 2001 year-to-date period was $5.3 million, or 32.7% of home heating sales. The increase in gross margin percentage was primarily the result of sales of higher margin gas fireplaces and unvented fireboxes.

Other Products. The gross margin on sales of other products in the 2002 year-to-date period was $209,000 or 66.6% of other sales. The gross margin on sales of other products in the 2001 year-to-date period was $358,000, or 54.3% of other products sales. The increase in gross margin percentage in the other segment was primarily the result of a price increase in home heating replacement parts in August 2001.

Selling Expenses

     Selling expenses in the 2002 year-to-date period decreased to $1.8 million from $3.2 million in the 2001 year-to-date period, a decrease of $1.4 million or 45.3%, primarily as a result of a decrease in advertising and promotion expenses of $622,000, a decrease in commission expense of $369,000, and a decrease in personnel and administrative expenses of $412,000. Selling expenses as a percentage of net sales decreased to 9.2% in the 2002 year-to-date period from 19.0% in the 2001 year-to-date period, due to continued efforts to decrease selling expenses in proportion to sales.

General and Administrative Expenses

     General and administrative expenses in the 2002 year-to-date period decreased to $2.2 million from $2.8 million in the 2001 year-to-date period, a decrease of $571,000, or 20.4%. The decrease consists primarily of a reduction in personnel and related expenses of $144,000, reduced professional services expense of $99,000, a decrease in supplies and other expense of $92,000 and a decrease in severance pay of $236,000 due to concentrated efforts to streamline administrative operations and to cut costs and cash outlays.

Non-cash ESOP Compensation Expense

     Non-cash ESOP compensation expense was $0 in the 2002 year-to-date period as compared to $95,000 in the 2001 year-to-date period due to the payment in full of the principal and interest of the ESOP debt in the fourth quarter of 2001. Prior to the cancellation of the ESOP loan, shares owned by the ESOP were held in a suspense account. Shares of common stock were committed to be to be released from the ESOP’s suspense account and credited to ESOP participants’ accounts based on the ratio that the principal debt repayment of the ESOP loan bore to the original principal debt balance. The Company was required to recognize compensation expense each fiscal quarter in an amount equal to one-fourth of the number of shares of common stock committed to be released from the ESOP’s suspense account each year multiplied by the average fair market value of such shares during the period. In connection with the cancellation of the ESOP loan, all unallocated shares of common stock held in the ESOP’s suspense account were credited to the ESOP participants’ accounts.

Loss on Abandonment of Subsidiary

     As a result of the transfer of the shares of 1166081 Ontario, Inc. to Mr. Roger Vuillod, effective January 1, 2001, the Company incurred a $6.1 million loss on the abandonment of the subsidiary in the first quarter of 2001, as explained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002. As the loss is nonrecurring, no expense was recorded for the 2002 year-to-date period.

Gain on Sale of Assets

     The gain on sales of assets of $184,000 is due to the final transfers of Broilmaster premium barbecue gas grill inventory to the purchaser of the Broilmaster line that occurred in the first and second quarter of 2002.

Interest Expense

     Interest expense in the 2002 year-to-date period was $435,000 as compared to $528,000 in the 2001 year-to-date period, a decrease of $93,000, or 17.6%. The decrease was attributable to an overall decrease in average outstanding debt.

Interest and Other Income

     Interest and other income in the 2002 year-to-date period was $0 as compared to $39,000 in the 2001 year-to-date period. The decrease was attributable to a decrease in average outstanding investments.

Credit for Income Taxes

     Due to the enactment of the Job Creation and Worker Assistance Act of 2002 in March, 2002, which extends the NOL carryback period to five years for NOLs arising in tax years ending in 2001 and 2002, the Company filed a 1996 amended income tax return and received an income tax refund of approximately $392,000 from the Internal Revenue Service.

Recent Accounting Pronouncements

     On July 20, 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Business combinations initiated after June 30, 2001, must be accounted for under the provisions of these two statements. The Company must also apply these provisions to previously recorded business combinations as of January 1, 2001. The principal provisions of FAS 141 and FAS 142 are as follows:

•	All business combinations initiated after June 30, 2001, will be accounted for using the “purchase” method, under which the identifiable assets and liabilities of the acquired business are recorded at their respective fair market values with the residual amount being recorded as goodwill. The “pooling-of-interests” method, under which the financial statements of the acquirer and the acquiree were combined as if the two businesses had always been one, will no longer be used.

•	Goodwill and identifiable intangible assets will no longer be amortized over a maximum period of forty years. Goodwill will not be amortized but will instead be tested for impairment annually or upon the occurrence of certain “triggering events.” Identifiable intangible assets will be amortized over their expected useful lives; those with indefinite expected useful lives will not be amortized. Identifiable intangible assets will continue to be tested for impairment under previously existing accounting standards.

     The Company adopted FAS 141 and FAS 142 on January 1, 2002, and expects the adoption of these standards to have no material impact on its financial condition, results of operations or cash flows.

     In August 2001, the FASB issued FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes both FAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions for the disposal of a segment of a business contained in APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” FAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations. The provisions of FAS No. 144 are effective beginning in 2002 and the Company has not yet quantified the impact of adopting FAS No. 144 on its financial statements. As of the date of this filing, the Company has not had an occurrence that required reporting under FAS No. 144.

LIQUIDITY AND CAPITAL RESOURCES

     The financial statements for the year ended December 31, 2001 were prepared on a going concern basis. As shown in the financial statements, as presented in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 1, 2002, during the year ended December 31, 2001, the Company incurred a net loss of $15.9 million. The Company has experienced significant losses during the previous four years, and expects to report a loss for fiscal year 2002. Such losses have resulted in the Company having negative net worth of $1.8 million at June 29, 2002. The Company’s continuation as a going concern is dependent upon its ability to obtain an extension of its present credit facility beyond August 31, 2002 and additional credit or equity funding which is required immediately. Thereafter, the Company must obtain replacement permanent financing from alternate sources. In addition, the Company must be able to generate sufficient cash flow to meet its obligations on a timely basis, must be able to comply with the terms of its existing credit line, and, if replaced, with the terms of its replacement financing, and ultimately must be able to return to profitable operations. However, there can be no assurance that the Company will be able to obtain the necessary extension of the present credit facility or obtain or generate cash necessary to continue its operations.

     The Company finances interim working capital requirements with its bank line of credit with its principal lender. Interest on the line of credit is payable monthly at a rate of 2% in excess of the lender’s prime rate. As of June 29, 2002, a maximum of $7.5 million was available to the Company under its line of credit, with the actual amount available under the line of credit being based on the value from time to time of certain assets (i.e., the borrowing base) securing the line of credit. The line of credit is secured by the receivables, equipment and inventory of the Company. As of June 29, 2002, the outstanding balance was $6.9 million with $31,000 available.

     On July 1, 2002, the Company received an extension from its primary lender of its current line of credit through August 31, 2002. The lender also agreed to waive the Company’s defaults of debt covenants contained in its loan agreement through June 30, 2002. Under the previous extension of the loan agreement, the Company agreed to pay to the lender a fee in the amount of $100,000 if the Company was unable to obtain replacement financing on or before July 1, 2002. The lender has agreed to extend the payment of this fee until August 31, 2002. The extension does not change the amount available to the Company as it varies based on the value of certain assets securing the line that include the Company’s equipment, inventory, and accounts receivable. Because the Company was unable to repay the line of credit in full by July 31, 2002, the lender is entitled to receive warrants to purchase common stock in the Company equal to 10% of the Company’s outstanding shares at an exercise price of $0.14 per share. The Company also granted the lender a second mortgage, subordinate in all respects to the lien of the first mortgage described below, in all the real property of the Company.

     On April 5, 2002, the Company entered into an agreement with M-TIN, LLC, a limited liability company controlled by two current directors and one former director of the Company, to provide a $1.5 million term loan to the Company. The loan is for a six-month term, subject to renewal for an additional six months at the option of the Company provided that the Company pays a 5% renewal fee. The loan bears interest at an annual rate of 12% and is subject to a placement fee of 5% due at the funding of the loan and an additional 3% prepayment fee on the amount prepaid. The loan is secured by an unencumbered first mortgage in all of the real property of the Company.

     On May 9, 2002, the Company entered into an additional agreement with M-TIN, LLC to provide a $500,000 line of credit to the Company. The line of credit matures on October 5, 2002, subject to renewal for an additional six months at the option of the Company provided that the Company pays a 5% renewal fee. The line of credit bears interest on the unpaid balance at an annual rate of 12%. The line of credit is also subject to a placement fee equal to 5% of the available credit and an additional 3% prepayment fee on the amount prepaid. The line of credit is secured by the first mortgage in all of the real property of the Company. As of August 12, 2002, $500,000 of the line of credit had been utilized and no further credit was available.

     Additionally, the Company received an income tax refund of approximately $392,000 from the Internal Revenue Service due to the enactment of the Job Creation and Worker Assistance Act of 2002 in March, 2002, which extended the NOL carryback period to five years for NOLs arising in tax years ending in 2001 and 2002.

     Previously reported negotiations with a prospective lender for a new asset-based, secured line of credit to replace its existing credit facility have been discontinued by the prospective lender. The Company has not identified another potential lender to replace its current credit facility as of the date of this filing. The Company has been and continues to be in discussion with parties involving various means to alleviate its financial difficulties. These discussions involve several alternatives including, but not limited to, additional debt secured by fixed assets of the Company, equity or equity equivalents, an expansion of the M-TIN, LLC loan arrangement, and a possible sale of the Company. The Company is in continuing discussions with its primary lender in an effort to extend its existing credit facility beyond the August 31, 2002 expiration date. There can be no assurances that the lender will agree to an extension. Further, without additional working capital from its primary lender or outside sources, the Company must generate sufficient cash within its existing credit facility on an on-going basis in order to maintain its operations. There can be no assurance that the Company will be able to obtain additional financing from its primary lender or that other sources will be identified or agree to provide the necessary financing nor can any assurance be given that the Company will be able to generate cash within its existing credit facility that is adequate to maintain its operations.

CRITICAL ACCOUNTING POLICIES

     The Securities and Exchange Commission has indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results and requires management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that the following accounting policies fit this definition:

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

     Excess and obsolete reserve. The Company has estimated that at June 29, 2002, it has approximately $727,000 of raw material, purchased parts, and work-in-process inventory that has not been utilized in the production of finished goods, as well as finished goods that are not saleable items due to obsolescence, as compared to $1,058,000 for the period ended December 31, 2001. A reserve is calculated using the prior year history of usage and sales to estimate excess inventory and on projections of future production and future sales to estimate obsolescence. It is recorded annually and reduced each accounting period by the amount of excess and obsolete inventory sold or scrapped. The Company believes that the reserve is adequate. It is possible, however, that the adequacy could be materially affected in the future by factors such as customer demands and preferences, economic events, and governmental regulations.

     Income taxes. The Company has a history of unprofitable operations from losses incurred in 2001 as well as prior years. These losses generated a sizeable federal tax net operating loss, or NOL, carryforward of approximately $39 million. Generally accepted accounting principles require that a valuation allowance be recorded against the deferred tax asset associated with the NOL if it is “more likely than not” that the Company will not be able to apply the asset to taxes due on future earnings. Due to the amount of the deferred tax asset and the uncertainties of the prospects of the Company, the asset has not been recognized. However, due to the enactment of the Job Creation and Worker Assistance

Act of 2002 in March, 2002, which extends the NOL carry back period to five years for NOLs arising in tax years ending in 2001 and 2002, the Company received an income tax refund of approximately $392,000 from the Internal Revenue Service. Additionally, it is possible that the Company may become profitable in the future in which case management may conclude that it is more likely than not that all or a portion of the deferred tax asset could be recouped. In that situation the tax asset would be recorded at net realizable value at that time and then provide for income taxes at a rate equal to the combined federal and state effective rates. Subsequent changes to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although the cash tax payments would remain unaffected until the effect of the NOL is utilized.

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

FOREIGN CURRENCY EXCHANGE RATE RISK

     Prior to the transfer of its Canadian operations in February 2002, the Company had assets, liabilities, operations and cash flows in the Canadian currency. Fluctuations in foreign currency exchange rates impact the U.S. dollar value of Canadian dollar assets, liabilities, operations and cash flows. The Company translated the Canadian dollar income statement to U.S. dollars using the average rate of exchange and translated the Canadian dollar balance sheet to U.S. dollars using the closing rate of exchange. Certain accounts (e.g., capital stock) were translated using an historical exchange rate. Consequently, unrealized foreign currency translation adjustments are reported as a separate component of stockholders’ equity.

     Because the Company has transferred all of its Canadian operations, the Company is no longer exposed to material market risks from changes in foreign currency change rates.

INTEREST RATE RISK

     At June 29, 2002, the Company had $6.9 million of debt outstanding at a variable interest rate of prime plus 2%. Therefore, the Company is exposed to interest rate fluctuations on the debt balance. A hypothetical increase of 10% (for example, the prime rate of 9.0% would increase to 9.90%) in the prime lending rate would not cause the Company’s interest expense to increase significantly.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

10(a)	Letter Agreement of AmSouth Bank dated July 1, 2002.

10(b)	$500,000 Revolving Note made by Martin Industries, Inc. in favor of M-TIN, LLC dated May 9, 2002.

10(c)	Real Estate Mortgage, Security Agreement and Financing Statement by and between Martin Industries, Inc. and M-TIN, LLC dated May 9, 2002.

99.1	Chief Executive Officer Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

On June 14, 2002, the Company filed a Current Report on Form 8-K in which the Company reported under Item 9 the resignation of William D. Biggs, Sr. as a director of the Company, the Company’s continuing efforts to replace its current credit facility with its primary lender, and the rescheduling of the Company’s annual meeting.

On July 11, 2002, the Company filed a Current Report on Form 8-K in which the Company reported under Item 4 that it had dismissed its independent accountants, Arthur Andersen, LLP (“Andersen”), effective immediately.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995:

With the exception of historical information, the matters and statements discussed, made or incorporated by reference in this Quarterly Report on Form 10-Q constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Specifically, this Quarterly Report on Form 10-Q contains forward-looking statements regarding:

•	the Company’s efforts to obtain replacement financing and equity investment in, or a sale of, the Company;

•	the Company’s beliefs with respect to the funding of its operations during fiscal year 2002, including the period up to August 31, 2002;

•	the likely benefits from cost reductions and plant consolidations;

•	the short-term and long-term programs being undertaken by the Company and expectations regarding the future competitiveness of the Company’s products;

•	the Company’s future ability to meet the needs and expectations of its customers;

•	results in future quarters;

•	the estimated reserve for excess and obsolete inventories;

•	the utilization of deferred tax assets related to net operating loss carryforwards; and

•	the Company’s expectations and estimates regarding its interest rate risk.

Wherever possible, the Company has identified these forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as “anticipates,” “may,” “believes,” “estimates,” “projects,” “expects,” “intends,” and words of similar import. In addition to the statements included in this Quarterly Report of Form 10-Q, the Company and its representatives may from time to time make other oral or written statements that are also forward-looking statements.

Forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. In particular, there can be no assurance that the Company’s primary lender will extend its current credit facility beyond August 31, 2002; that, pending the securing of new financing or a sale of the Company, the Company will continue to generate funds or have credit available to it that is sufficient to continue to fund its operations; that the Company will be able to obtain replacement financing or equity investment in the Company or consummate a sale of the Company; that the Company’s cost reduction and plant consolidations will be successful or that the Company will achieve a level of revenue that will allow the Company to return to profitability; that the Company will be able to successfully implement or complete the short-term and long-term programs being undertaken by the Company; that the Company’s new products will meet its expectations; that the Company will be able in the future to meet the needs and expectations of its customers; that the Company will not exceed the estimated reserve for excess and obsolete inventories or will utilize deferred tax assets related to net operating loss carryforwards. These assumptions, risks and uncertainties include, but are not limited to, those associated with general economic cycles; the cyclical nature of the industries in which the Company operates and the factors related thereto, including consumer confidence levels, inflation, employment and income levels, the availability of credit, and factors affecting the housing industry; the potential in the Company’s business to experience significant fluctuations in quarterly revenues and earnings; the Company’s ability to generate cash or secure adequate financing to fund its operations; the Company’s business strategy, including its strategy of pursuing new product development; potential losses from product liability and personal injury lawsuits; the effects of seasonality and weather conditions on the Company’s home heating product sales and other sales; the effect of existing and new governmental and environmental regulations applicable to the Company; the dependence of the Company on key personnel; the highly competitive nature of each of the industries in which the Company operates; the volatility of the stock price at which outstanding shares of the Company may trade from time to time; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Commission, including the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2002. The Company expressly disclaims any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN INDUSTRIES, INC

Date: August 19, 2002	By	/s/ James W. Truitt

James W. Truitt Vice President and Chief Financial Officer and Secretary (Executed on behalf of Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibits

10(a)	Letter Agreement of AmSouth Bank dated July 1, 2002.

10(b)	$500,000 Revolving Note made by Martin Industries, Inc. in favor of M-TIN, LLC dated May 9, 2002.

10(c)	Real Estate Mortgage, Security Agreement and Financing Statement by and between Martin Industries, Inc. and M-TIN, LLC dated May 9, 2002.

99.1	Chief Executive Officer Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.