Form 10-Q
period 2002-09-28
MARTIN INDUSTRIES INC /DE/
filed 2002-11-18
CIK 942143

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For 39-Week Period Ended September 28, 2002 Commission File No. 0-26228

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

8,579,960 shares of Common Stock, $0.01
par value, as of September 28, 2002

MARTIN INDUSTRIES, INC.

INDEX

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Unaudited Condensed Balance Sheets as of September 28, 2002 and December 31, 2001	2
Unaudited Condensed Statements of Operations for the 13-Week and 39-Week Periods Ended September 28, 2002 and September 29, 2001	4
Unaudited Condensed Statements of Cash Flows for the 39-Week Periods Ended September 28, 2002 and September 29, 2001	5
Notes to Unaudited Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosure About Market Risk	20
Item 4. Controls and Procedures	20
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	21

PART 1  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONDENSED BALANCE SHEETS
(Unaudited)
ASSETS

	September 28,	December 31,
	2002	2001

Current Assets:
Cash	$36,000	$0
Accounts receivable, less allowance for doubtful accounts of $1,128,000 and $1,278,000, respectively	3,229,000	3,654,000
Inventories	3,898,000	6,414,000
Refundable income taxes	0	0
Prepaid expenses and other assets	348,000	305,000

	7,511,000	10,373,000

Property, plant and equipment, net	6,884,000	8,189,000

Cash surrender value of life insurance	0	1,344,000
Other	200,000	300,000

Total other non-current assets	200,000	1,644,000

Total assets	$14,595,000	$20,206,000

The accompanying notes are an integral part of these condensed balance sheets.

CONDENSED BALANCE SHEETS
(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 28,	December 31,
	2002	2001

LIABILITIES:
Current Liabilities:
Short-term borrowings	$8,377,000	$5,567,000
Capital lease obligations	38,000	52,000
Accounts payable	4,806,000	5,491,000
Accrued liabilities:
Payroll and employee benefits	1,388,000	1,635,000
Product liability	899,000	1,036,000
Warranty	217,000	218,000
Workers’ compensation	833,000	819,000
Other	694,000	931,000

Total current liabilities	17,252,000	15,749,000

Noncurrent Liabilities:
Deferred compensation, net of present value discount of $413,000 and $450,000, respectively	1,671,000	1,745,000
Life insurance policy loans	0	1,305,000

Total non-current liabilities	1,671,000	3,050,000

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $.01 par value; 20,000,000 shares authorized; 9,772,105 at September 28, 2002 and 9,768,500 shares issued at December 31, 2001	98,000	98,000
Paid-in capital	24,580,000	24,580,000
Accumulated deficit	(25,217,000)	(19,482,000)

	(539,000)	5,196,000
Less:
Treasury stock at cost (1,192,145 shares at September 28, 2002 and December 31, 2001)	3,789,000	3,789,000

Total stockholders’ equity	(4,328,000)	1,407,000

Total liabilities and stockholders’ equity	$14,595,000	$20,206,000

The accompanying notes are an integral part of these condensed balance sheets.

CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

	13-Week Period Ended		39-Week Period Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Net sales	$5,105,000	$8,810,000	$20,412,000	$25,592,000
Cost of sales	5,679,000	9,018,000	20,339,000	26,456,000

Gross profit (loss)	(574,000)	(208,000)	73,000	(864,000)

Operating expenses:
Selling	687,000	1,069,000	2,439,000	4,268,000
General and administrative	1,085,000	1,524,000	3,430,000	4,323,000
Non-cash ESOP compensation	0	23,000	0	118,000
Loss on abandonment of subsidiary	0	0	0	6,055,000

	1,772,000	2,616,000	5,869,000	14,764,000

Operating loss	(2,346,000)	(2,824,000)	(5,796,000)	(15,628,000)

(Gain) loss on sales of assets	2,000	0	(182,000)	0
Interest expense	196,000	298,000	513,000	826,000
Interest and other income	0	(12,000)	0	(51,000)

Loss before income taxes	(2,544,000)	(3,110,000)	(6,127,000)	(16,403,000)

Credit for income taxes	0	0	(392,000)	0

Loss from continuing operations	(2,544,000)	(3,110,000)	(5,735,000)	(16,403,000)
Gain (loss) from discontinued operations, net of tax	0	30,000	0	1,741,000

Net loss	$(2,544,000)	$(3,080,000)	$(5,735,000)	$(14,662,000)

Basic and diluted per share data:
Income (loss) from continuing operations	$(.29)	$(.38)	$(.67)	$(1.83)
Income (loss) from discontinued operations	.00	.00	.00	.22

Net loss	$(.29)	$(.38)	$(.67)	$(1.61)

Weighted average number of common shares outstanding	8,701,387	8,096,795	8,618,443	8,009,054

The accompanying notes are an integral part of these condensed statements.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	39-Week Period Ended

	September 28,	September 29,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,735,000)	$(14,662,000)
Adjustments to reconcile net loss to net cash
Used in operating activities:
Loss on abandonment of subsidiary	0	6,055,000
Depreciation and amortization	1,360,000	1,780,000
Gain on sales of assets	(3,000)	0
Provision (credit) for doubtful accounts and notes receivable	39,000	(76,000)
Increase in refundable income taxes	0	0
Non-cash ESOP compensation	0	118,000
Other changes in operating assets and liabilities	1,631,000	5,683,000

Net cash used in operating activities	(2,708,000)	(1,102,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(54,000)	(264,000)
Proceeds from sales of assets	3,000	5,000

Net cash used in investing activities	(51,000)	(259,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term borrowings	2,810,000	642,000
Net principal borrowings (payments) on long-term debt	0	719,000
Payments on capital lease obligations	(15,000)	0

Net cash provided by financing activities	2,795,000	1,361,000

NET INCREASE (DECREASE) IN CASH	36,000	0
CASH AT THE BEGINNING OF THE PERIOD	0	0

CASH AT THE END OF THE PERIOD	$36,000	$3,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$415,000	$741,000
Income taxes	$0	$0

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

     In the opinion of management, the unaudited interim condensed financial statements included herein reflect all adjustments necessary to present fairly the information set forth therein. The Company’s business has been, and continues to be, subject to severe cash constraints and operational stress and, as discussed in this report, the Company has entered into a letter of intent which contemplates the sale of substantially all of the assets of the Company. Therefore, the results of operations for the interim periods presented are not necessarily indicative of results for the full year.

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

2.  INVENTORIES

     The Company uses the first in, first out (“FIFO”) method of accounting for its inventories. Management believes the FIFO method provides an accurate measurement of inventory valuation and operating results for the Company as a going concern as of the dates presented. Inventory costs include material, labor and overhead, and the Company evaluates raw materials, purchased parts, work-in-process and finished goods to ensure that inventory is not recorded at amounts in excess of estimated net realizable value. Inherent in the estimates of net realizable value are management’s estimates related to the Company’s customer demand, product mix and salvage value. At September 28, 2002 and December 31, 2001, the reserve for excess and obsolete inventory was $712,000 and $1,058,000, respectively. An analysis of inventories at September 28, 2002 and December 31, 2001 follows:

	September 28,	December 31,
	2002	2001

Inventories valued at first-in, first-out (“FIFO”) cost:
Raw materials and purchased parts	$2,530,000	$3,157,000
Work-in-process	620,000	778,000
Finished goods	748,000	2,479,000

	$3,898,000	$6,414,000

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

     In assessing the valuation allowance established at December 31, 2001, the Company concluded that it should fully reserve its net deferred tax assets as a result of continuing losses from operations and realization of the assets was not considered more likely than not. At September 28, 2002 and December 31, 2001, the valuation allowance for deferred taxes was approximately $19 million and $17 million, respectively.

     Congress passed and President Bush signed the Job Creation and Worker Assistance Act of 2002 into law in March, 2002. The tax provisions in the new law extend the NOL carryback period to five years for NOLs arising in tax years ending in 2001 and 2002. As a result of the new law, the Company filed an amended 1996 corporate income tax return and received an income tax refund of approximately $392,000 from the Internal Revenue Service.

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

	13-Week Period Ended		39-Week Period Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Weighted average shares – basic and diluted, excluding ESOP and stock options effects	6,014,158	5,757,078	5,931,214	5,756,171

Weighted average effect of ESOP shares committed to be released	2,687,229	2,339,717	2,687,229	2,252,883

Weighted average number of common shares outstanding – basic and diluted	8,701,387	8,096,795	8,618,443	8,009,054

Options outstanding of 392,697 and 506,644 for the 13-week periods ended September 28, 2002 and September 29, 2001, respectively, were not included in the table above as they were anti-dilutive.

5.  COMMITMENTS AND CONTINGENCIES

     Three former officers of the Company have sued the Company in separate suits pending in the Alabama Circuit Courts in Lauderdale and Limestone Counties, The former officers have alleged that the Company has breached the terms of a supplemental income agreement entered into between the Company and each of the former officers. The Company disputes the allegations and has filed an answer in each case. Discovery is ongoing.

     The Company is also a defendant in two cases pending in New Jersey arising out of an apartment fire alleged to have been caused by a gas heater manufactured by Locke Home Products and which resulted in the death of two individuals and personal injury to another. The Company purchased certain assets of Locke Home Products in 1990 through a proceeding in bankruptcy and did not assume liability with respect to the present cases. However, the cases have been allowed to proceed against the Company and others in the New Jersey courts. The Company is insured with respect to these cases, but is subject to self insured retainage of $250,000, $180,000 of which has been expended by the Company to date. Due to the severe cash constraints experienced by the Company, the Company has been unable to fund its remaining self insured retainage and a settlement agreed to in one of the cases and is discussing with its insurer available options.

     The Company is also a party to various legal proceedings brought by certain of its vendors seeking payment of accounts and other actions that are incidental to its business. Certain of these cases filed against the Company and other companies engaged in businesses similar to the Company often allege, among other things, product liability, personal injury and breach of contract and warranty. These kinds of suits sometimes seek the imposition of large amounts of compensatory and punitive damages and trials by jury. While these suits normally would not be expected to have a material adverse affect on the Company, the weakness of the Company’s current financial position could, in the opinion of management, cause self insured amounts or a normally insignificant award of damages to have a material adverse effect on the Company.

6.  SHORT-TERM BORROWINGS

     Effective December 19, 2001, the Company entered into an amended bank line of credit agreement with its principal lender for up to a maximum of $7.5 million which has been utilized to finance inventories, receivables and operations. As of September 28, 2002 and December 31, 2001, the outstanding balance on the existing line of credit was $6.3 million and $5.6 million, respectively. The line of credit is secured by the receivables, inventory and equipment of the Company. Interest on the line of credit is payable monthly at a variable rate based on the prime rate plus 2%.

     The Company has received an extension from its primary lender of its current line of credit through November 29, 2002. The lender has also agreed to waive the Company’s current defaults of debt covenants contained in its loan agreement through November 29, 2002 and has suspended interest payments by the Company. Under a previous extension, the Company agreed to pay to the lender a fee in the amount of $100,000 in the event the Company was unable to obtain replacement financing on or before August 30, 2002. The lender agreed to extend the payment of this fee until November 29, 2002. The Company was also required to amend the warrants previously earned by the lender to purchase common stock in the Company equal to 10% of the Company’s outstanding shares to decrease the exercise price of $0.14 per share to $0.01 per share.

     On September 17, 2002, the Company suspended manufacturing operations due to a lack of working capital. The Company had been operating under severe cash constraints and had been aggressively searching for alternative financing. However, it was not successful and the lack of adequate funding forced the Company to suspend operations while it continued discussions with its primary lender as to the available options.

     On September 25, 2002, the Company announced that it had arranged temporary financing from its primary lender to restart limited operations. Under the new financing arrangement, the Company was entitled to borrow up to an additional $750,000 under its line of credit with its primary lender until the earliest of (i) October 14, 2002, or (ii) further default by the Company of its agreements with its primary lender, or (iii) another suspension of operations or a filing for bankruptcy protection by the Company.

     On October 8, 2002, the Company’s primary lender amended its line of credit to extend the maturity date to November 29, 2002. The amended loan agreement provides for an additional credit line of up to $2.1 million. This amount is an increase from the original $750,000 additional credit availability announced on September 25, 2002. The additional line can expand up to $2.1 million in order to complete confirmed customer orders, but then must decrease each week from October 18, 2002 or the Company will be in default of the loan agreement. As of November 15, 2002, the amount outstanding under the Company’s line of credit with its primary lender was $6.3 million, which included $1.2 million of the funds available to the Company under the increased line. The Company is obligated to stay within the operating budget defined within the extension agreement and to continue to retain an independent management consultant that specializes in assisting businesses who are in under-funded or distressed situations. The extension to November 29, 2002 was conditioned upon the Company entering into a letter of intent from a potential buyer of the Company and receiving payment from the potential buyer of a nonrefundable deposit of $100,000 by October 28, 2002. On November 8, 2002, the Company announced that it had entered into a letter of intent to sell substantially all of its assets and business.

     On April 5, 2002, the Company entered into an agreement with M-TIN, LLC, a limited liability company controlled by two individuals who were directors at the time and one former director of the Company, to provide a $1.5 million term loan to the Company. The loan was for a six-month term, subject to renewal for an additional six months at the option of the Company provided that the Company pays a 5% renewal fee. The loan was renewed effective October 4, 2002. The loan bears interest at an annual rate of 12% and is subject to a placement fee of 5% due at the funding of the loan and an additional 3% prepayment fee on the amount prepaid. The loan is secured by an unencumbered first mortgage in all of the real property of the Company.

     On May 9, 2002, the Company entered into an additional agreement with M-TIN, LLC to provide a $500,000 line of credit to the Company. The line of credit, with an original maturity of October 5, 2002, was renewed under its terms for an additional six months effective October 4, 2002. The line of credit bears interest on the unpaid balance at an annual rate of 12%. The line of credit is also subject to a placement fee equal to 5% of the available credit and an additional 3% prepayment fee on the amount prepaid. The line of credit is secured by the first mortgage in all of the real property of the Company. As of September 28, 2002, $500,000 of the line of credit had been utilized and no further credit was available.

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

	13-Week Period Ended		39-Week Period Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Gross sales:
Home heating products	$5,171,000	$8,655,000	$20,308,000	$24,854,000
Other products	43,000	273,000	357,000	932,000

	$5,214,000	$8,928,000	$20,665,000	$25,786,000

Reconciliation to net sales:
Gross sales	$5,214,000	$8,928,000	$20,665,000	$25,786,000
Freight revenue	22,000	78,000	135,000	259,000
Discounts and royalties	(131,000)	(196,000)	(388,000)	(453,000)

Net sales	$5,105,000	$8,810,000	$20,412,000	$25,592,000

Gross margin:
Home heating products	$1,618,000	$2,895,000	$7,159,000	$5,308,000
Other products	35,000	149,000	244,000	358,000

	$1,653,000	$3,044,000	$7,403,000	$5,666,000

Reconciliation to gross profit (loss):
Gross margin	$1,654,000	$3,044,000	$7,403,000	$5,666,000
Freight revenue	22,000	78,000	135,000	259,000
Discounts and royalties	(132,000)	(196,000)	(387,000)	(453,000)
Fixed costs, variances, reserves & other	(2,118,000)	(3,134,000)	(7,078,000)	(6,336,000)

Gross profit (loss)	$(574,000)	$(208,000)	$73,000	$864,000

	September 28,	December 31
	2002	2001

Identifiable net assets (1):
Home heating products	$8,322,000	$11,284,000
Other products	129,000	387,000
Other (2)	2,331,000	2,932,000

	$10,782,000	$14,603,000

(1)	Represents Property, Plant, Equipment and Inventory (each net respective reserves)

(2)	Represents amount attributable to the Company’s corporate administration.

8.  GOING CONCERN MATTERS

     The financial statements as of and for the year ended December 31, 2001 were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, as presented in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 1, 2002, during the year ended December 31, 2001, the Company incurred a net loss of $15.9 million. The Company also had short-term borrowings of $5.6 million as of December 31, 2001. The balance is payable to the Company’s primary lender under a bank line of credit agreement. The line of credit agreement has been extended through November 29, 2002 by the current bank lender and has been designated by the lender as non-performing.

     The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     On November 8, 2002, the Company announced that it has entered into a letter of intent to sell substantially all of its assets and business for a purchase price of approximately $4.4 million. The purchase price includes a variable component that is, among other things, dependent upon the inventory and receivables on hand at the time of closing, and a majority of the anticipated purchase price is scheduled to be paid in installments following the closing. The real estate of the Company is not included in the assets to be purchased; however, under the letter of intent, the Company would lease its manufacturing facility in Athens, Alabama to the buyer of the Company’s business for a period of at least one year. The proceeds from the sale will be used by the Company to pay down secured bank debt owed to its primary lender. It is contemplated that the proposed sale will be accomplished through a Chapter 11 reorganization. The proposed sale is subject to certain other conditions including completion of a definitive purchase agreement by November 29, 2002. The sale is anticipated to close during the latter half of the first quarter of 2003.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited interim condensed financial statements of the Company and notes thereto appearing elsewhere in this Form 10-Q. All references to the third quarter of 2002 and the third quarter of 2001 are referring to the 13-week periods ended September 28, 2002 and September 29, 2001, respectively. All references to the 2002 year-to-date period and the 2001 year-to-date period are referring to the 39-week periods ended September 28, 2002 and September 29, 2001, respectively.

OVERVIEW

     On August 30, 2002, the Company received an extension from its primary lender of its current line of credit through November 4, 2002. The lender also agreed to waive the Company’s current defaults of debt covenants contained in its loan agreement through November 4, 2002. The extension did not effect a change in the amount available to the Company under the line, which varies based on the value of certain assets securing the line that include the Company’s equipment, inventory and accounts receivable. Under a previous extension, the Company agreed to pay to the lender a fee in the amount of $100,000 in the event the Company was unable to obtain replacement financing on or before August 30, 2002. The lender agreed to extend the payment of this fee until November 4, 2002. As a requirement of the extension, the Company was required to amend the warrants previously earned by the lender to purchase common stock in the Company equal to 10% of the Company’s outstanding shares from an exercise price of $0.14 per share to $0.01 per share.

     On September 17, 2002, the Company suspended manufacturing operations due to its lack of working capital. The Company had been operating under severe cash constraints and had been aggressively searching for alternative financing. However, it had not been successful and the lack of adequate funding forced the Company to suspend operations while it continued discussions with its primary lender as to the options available, which included securing additional financing, selling some or all of the Company’s manufacturing operations, liquidating the Company, or filing a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code.

     On September 25, 2002, the Company announced that it had arranged temporary financing from its primary lender to restart limited operations. Under the new financing arrangement, the Company was entitled to borrow up to an additional $750,000 under its line of credit with its primary lender until the earliest of (i) October 14, 2002, or (ii) further default by the Company of its agreements with its primary lender, or (iii) another suspension of operation or a filing for bankruptcy protection by the Company. The Company then resumed limited manufacturing operations in order to fill existing customer orders. The Company engaged Philip + Company Inc. to oversee the resumption of the manufacturing operations. Philip + Company Inc. specializes in assisting businesses who are in under-funded or distressed situations. In connection with this new agreement, the maturity date for the Company’s indebtedness to its primary lender was moved from November 4, 2002 to October 14, 2002.

     On October 8, 2002, the Company’s primary lender amended its line of credit to extend the maturity date from October 14, 2002 to November 29, 2002. The amended loan agreement provides for an additional credit line of up to $2.1 million. This amount is an increase from the original $750,000 additional credit availability announced on September 25, 2002. The additional line can expand up to $2.1 million in order to complete confirmed customer orders, but then must decrease each week from October 18, 2002 or the Company will be in default of the loan agreement. As of November 15, 2002, the amount outstanding under the Company’s line of credit with its primary lender was $6.3 million, which included $1.2 million of the funds available to the Company under the increased line. The Company is obligated to stay within the operating budget defined within the extension agreement and to continue to retain an independent management consultant that specializes in assisting businesses who are in under-funded or distressed situations. The extension to November 29, 2002 was conditioned upon the Company entering into a letter of intent from a potential buyer of the Company and receiving payment from the potential buyer of a nonrefundable deposit of $100,000 by October 28, 2002.

     On November 8, 2002, the Company announced that it has entered into a letter of intent to sell substantially all of its assets and business for a purchase price of approximately $4.4 million. The purchase price includes a variable component that is, among other things, dependent upon the inventory and receivables on hand at the time of closing, and a majority of the anticipated purchase price is scheduled to be paid in installments following the closing. The real estate of the Company is not included in the assets to be purchased; however, under the letter of intent, the Company would lease its manufacturing facility in Athens, Alabama to the buyer of the Company’s business for a period of at least one year. The proceeds from the sale will be used by the Company to pay down secured bank debt owed to its primary lender.

     It is contemplated that the proposed sale will be accomplished through a Chapter 11 reorganization, in which case it would need approvals required under the U.S. Bankruptcy Code. The proposed sale is subject to certain other conditions including completion of a definitive purchase agreement by November 29, 2002. The sale is anticipated to close during the latter half of the first quarter of 2003. In conjunction with the signing of the letter of intent, the proposed buyer has provided a deposit of $100,000. This deposit and the letter of intent address conditions imposed on the Company by its primary lender in the extension of the Company’s line of credit to November 29, 2002. Pending completion of the proposed sale, the Company expects to continue manufacturing to fill existing and future customer orders, with certain operational assistance from the proposed buyer of the Company’s business. The Company continues to engage Philip + Company Inc. to oversee its operations.

     The Company also announced on November 8, 2002, that three of its Directors, Jim D. Caudle, Sr., John L. Duncan, and Charles R. Martin, had resigned from the Company’s Board of Directors. Mr. Caudle and Mr. Duncan are principals in M-TIN, LLC. Each of the three resigning Directors advised the Company that they are supportive of the Company’s restructuring efforts and the proposed sale of its assets. In light of these resignations, the Board established the number of Directors at three and elected William Neitzke as a Director. The Board also promoted Mr. Neitzke to the position of President and Chief Financial Officer to replace Mr. Duncan and James W. Truitt, respectively, who resigned their positions with the Company. Mr. Neitzke is a Senior Vice President of Philip + Company Inc. The Company had previously appointed Mr. Neitzke as Executive Vice President, a position he relinquished in connection with assuming his new position as President and CFO.

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

	13-Week Period Ended		39-Week Period Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	111.2	102.4	99.6	103.4

Gross profit (loss)	(11.2)	(2.4)	.4	(3.4)

Operating expenses:
Selling	13.5	12.1	11.9	16.7
General and administrative	21.3	17.3	16.8	16.9
Non-cash ESOP compensation expense	.0	0.3	.0	0.5
Loss on abandonment of subsidiary	.0	.0	.0	23.7

	34.8	29.7	28.7	57.8

Operating loss	(46.0)	(32.1)	(28.4)	(61.1)
Gain on sales of assets	(0.0)	0.0	(.9)	0.0
Net interest and other income	3.8	3.2	2.5	3.0

Loss before income taxes	(49.8)	(35.3)	(30.0)	(64.1)
Credit for income taxes	(0.0)	0.0	(1.9)	0.0

Loss from continuing operations	(49.8)	(35.3)	(28.1)	(64.1)
Income from discontinued operations	.0	0.3	.0	6.8

Net income (loss)	(49.8)%	(35.0)%	(28.1)%	(57.3)%

13-Week Period Ended September 28, 2002 Compared to 13-Week Period Ended September 29, 2001

Net Sales

     Net sales in the 13-week period ended September 28, 2002 decreased $3.7 million, to $5.1 million from $8.8 million in the 13-week period ended September 29, 2001, a 42.0% decline. The decrease in net sales was primarily a result of the severe cash constraints experienced by the Company which resulted in the suspension of manufacturing operations on September 17, 2002.

Gross Profit (Loss)

     Gross loss in the third quarter of 2002 was $574,000 as compared to a gross loss of $208,000 in the third quarter of 2001. Gross margin, defined as gross sales less production costs, decreased from $3,044,000 in the third quarter of 2001 to $1,653,000 in the third quarter of 2002, a decline of 45.7%. The decline in gross margin was a result of the Company suspending manufacturing operations on September 17, 2002, but still incurring overhead expenses such as insurance, utilities, and warranty cost.

Selling Expenses

     Selling expenses in the third quarter of 2002 decreased to $687,000 from $1.1 million in the third quarter of 2001, a decrease of $382,000 or 35.7%. The decrease was attributable primarily to a decrease in advertising and related expenses of $286,000, a decrease in personnel and administrative expenses of $52,000, and a decrease in travel and entertainment expenses of $44,000. Selling expenses as a percentage of net sales rose to 13.5% in the third quarter of 2002 from 12.1% in the third quarter of 2001, due to the Company suspending manufacturing operations on September 17, 2002, but still incurring residual selling expenses.

General and Administrative Expenses

     General and administrative expenses in the third quarter of 2002 decreased to $1,085,000 from $1,524,000 in the third quarter of 2001, a decrease of $439,000, or 28.8%. The decrease was primarily the result of a reduction in personnel and related expenses of $105,000, and a decrease in other expenses of $330,000 due to the Company suspending manufacturing operations on September 17, 2002.

Non-cash ESOP Compensation Expense

     Non-cash ESOP compensation expense was $0 in the third quarter of 2002 as compared to $23,000 in the third quarter of 2001 due to the payment in full of the principal and interest of the ESOP debt in the fourth quarter of 2001. Prior to the cancellation of the ESOP loan, shares owned by the ESOP were held in a suspense account. Shares of common stock were committed to be released from the ESOP’s suspense account and credited to ESOP participants’ accounts based on the ratio that the principal debt repayment of the ESOP loan bore to the original principal debt balance. The Company was required to recognize compensation expense each fiscal quarter in an amount equal to one-fourth of the number of shares of common stock committed to be released from the ESOP’s suspense account each year multiplied by the average fair market value of such shares during the period. In connection with the cancellation of the ESOP loan, all unallocated shares of common stock held in the ESOP’s suspense account were credited to the ESOP participants’ accounts.

Interest Expense

     Interest expense in the third quarter of 2002 was $196,000 as compared to $298,000 in the third quarter of 2001, a decrease of $102,000, or 34.2%. The decrease was attributable to the decline in the actual amount available under the line of credit which is based on the value from time to time of certain assets (i.e., the borrowing base) securing the line of credit. The line of credit is secured by the receivables, equipment and inventory of the Company. The decrease is also a result of a reduction in the prime interest rate.

Interest and Other Income

     Interest and other income in the third quarter of 2002 was $0 as compared to $12,000 in the third quarter of 2001. The decrease was attributable to a decrease in average outstanding investments.

39-Week Period Ended September 28, 2002 Compared to 39-Week Period Ended September 29, 2001

Net Sales

     Net sales in the 39-week period ended September 28, 2002 decreased to $20.4 million from $25.6 million in the 39-week period ended September 29, 2001, a decrease of $5.2 million, or 20.1%. The decrease in net sales was primarily a result of the severe cash constraints experienced by the Company which resulted in the suspension of manufacturing operations on September 17, 2002.

Gross Profit (Loss)

     Gross profit in the 2002 year-to-date period increased to $73,000 as compared to a gross loss of $864,000 in the 2001 year-to-date period, an improvement of $937,000, despite the $5.2 million decrease in net sales. Gross margin, defined as gross sales less production costs, was $7.4 million in the third quarter of 2002 compared to $5.7 million in the third quarter of 2001, an increase of 23.0%. The improvement in gross margin resulted from increased control over production variances and the implementation of new computer software that provided an improved way to monitor production costs.

Selling Expenses

     Selling expenses in the 2002 year-to-date period decreased to $2.4 million from $4.3 million in the 2001 year-to-date period, a decrease of $1.9 million or 44.2%, primarily as a result of a decrease in advertising and other selling expenses of $1.3 million, a decrease in travel expense of $210,000, and a decrease in personnel and administrative expenses of $346,000. Selling expenses as a percentage of net sales decreased to 11.8% in the 2002 year-to-date period from 16.8% in the 2001 year-to-date period, due to continued efforts to decrease selling expenses in proportion to sales.

General and Administrative Expenses

     General and administrative expenses in the 2002 year-to-date period decreased to $3.4 million from $4.3 million in the 2001 year-to-date period, a decrease of $900,000, or 20.9%. The decrease consists primarily of a reduction in personnel and related expenses of $217,000, reduced professional services expense of $101,000, and a decrease in supplies and other expense of $582,000 due to concentrated efforts to streamline administrative operations and to cut costs and cash outlays.

Non-cash ESOP Compensation Expense

     Non-cash ESOP compensation expense was $0 in the 2002 year-to-date period as compared to $118,000 in the 2001 year-to-date period due to the payment in full of the principal and interest of the ESOP debt in the fourth quarter of 2001. Prior to the cancellation of the ESOP loan, shares owned by the ESOP were held in a suspense account. Shares of common stock were committed to be released from the ESOP’s suspense account and credited to ESOP participants’ accounts based on the ratio that the principal debt repayment of the ESOP loan bore to the original principal debt balance. The Company was required to recognize compensation expense each fiscal quarter in an amount equal to one-fourth of the number of shares of common stock committed to be released from the ESOP’s suspense account each year multiplied by the average fair market value of such shares during the period. In connection with the cancellation of the ESOP loan, all unallocated shares of common stock held in the ESOP’s suspense account were credited to the ESOP participants’ accounts.

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

Gain on Sale of Assets

     The gain on sales of assets of $182,000 is due to the final transfers of Broilmaster premium barbecue gas grill inventory to the purchaser of the Broilmaster line that occurred in the first and second quarters of 2002.

Interest Expense

     Interest expense in the 2002 year-to-date period was $513,000 as compared to $826,000 in the 2001 year-to-date period, a decrease of $313,000, or 37.9%. The decrease was attributable to the decline in the actual amount available under the line of credit which is based on the value from time to time of certain assets (i.e., the borrowing base) securing the line of credit. The line of credit is secured by the receivables, equipment and inventory of the Company. The decrease is also a result of a reduction in the prime interest rate.

Interest and Other Income

     Interest and other income in the 2002 year-to-date period was $0 as compared to $51,000 in the 2001 year-to-date period. The decrease was attributable to a decrease in average outstanding investments.

Credit for Income Taxes

     Due to the enactment of the Job Creation and Worker Assistance Act of 2002 in March 2002, which extends the NOL carryback period to five years for NOLs arising in tax years ending in 2001 and 2002, the Company filed a 1996 amended income tax return and received an income tax refund of approximately $392,000 from the Internal Revenue Service.

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

LIQUIDITY AND CAPITAL RESOURCES

     The financial statements for the year ended December 31, 2001 were prepared on a going concern basis. As shown in the financial statements, as presented in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 1, 2002, during the year ended December 31, 2001, the Company incurred a net loss of $15.9 million. The Company has experienced significant losses during the previous four years, and will report a loss for fiscal year 2002. Such losses have resulted in the Company having negative net worth of $4.3 million at September 28, 2002.

     The Company has financed interim working capital requirements with its bank line of credit with its principal lender. Interest on the line of credit is payable monthly at a rate of 2% in excess of the lender’s prime rate. As of September 28, 2002, a maximum of $7.5 million was available to the Company under its line of credit, with the actual amount available under the line of credit being based on the value from time to time of certain assets (i.e., the borrowing base) securing the line of credit. The line of credit is secured by the receivables, equipment and inventory of the Company. As of September 28, 2002, the outstanding balance was $6.3 million with $0 available.

     As previously discussed, on September 17, 2002, the Company suspended manufacturing operations due to its lack of working capital. The Company had been operating under severe cash constraints and had been aggressively searching for alternative financing. However, it was not successful and the lack of adequate funding forced the Company to suspend operations while it continued discussions with its primary lender as to the options available.

     The Company has arranged temporary financing from its primary lender to fund limited operations in order to fill existing customer orders and is considering the feasibility of future orders. The Company’s amended line of credit has a current maturity date of November 29, 2002. The Company’s primary lender has suspended interest payments by the Company during the extension period and has designated the credit as non-performing. The amended loan agreement provides for an additional credit line of up to $2.1 million. This amount is an increase from the original $750,000 additional credit availability announced on September 25, 2002. The additional line can expand up to $2.1 million in order to complete confirmed customer orders, but then must decrease each week from October 18, 2002 or the Company will be in default of the loan agreement. As of November 15, 2002, the amount outstanding under the Company’s line of credit with its primary lender was $6.3 million, which included $1.2 million of the funds available to the Company under the increased line. The Company is obligated to stay within the operating budget defined within the extension agreement and to continue to retain an independent management consultant that specializes in assisting businesses who are in under-funded or distressed situations.

     On November 8, 2002, the Company announced that it had entered into a letter of intent to sell substantially all of its assets and business for a purchase price of approximately $4.4 million. The purchase price includes a variable component that is, among other things, dependent upon the inventory and receivables on hand at the time of closing, and a majority of the anticipated purchase price is scheduled to be paid in installments following the closing. The real estate of the Company is not included in the assets to be purchased;

however, under the letter of intent, the Company would lease its manufacturing facility in Athens, Alabama to the buyer of the Company’s business for a period of at least one year. The proceeds from the sale will be used by the Company to pay down secured bank debt owed to its primary lender.

     It is contemplated that the proposed sale will be accomplished through a Chapter 11 reorganization. The proposed sale is subject to certain other conditions including completion of a definitive purchase agreement by November 29, 2002. The sale is anticipated to close during the latter half of the first quarter of 2003. Pending completion of the proposed sale, the Company expects to continue manufacturing to fill existing and future customer orders, with certain operational assistance from the proposed purchaser of the business. As previously reported, the Company continues to engage Philip + Company Inc. to oversee its operations.

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

     Allowance for doubtful accounts. Certain of the trade accounts receivable are subject to bad debt losses. A reserve has been recorded to reflect expected bad debt losses based on past experience with similar accounts receivable. It is possible that the accuracy of the reserve could be affected substantially due to the Company’s financial position and the proposed sale of substantially all of the assets of the Company. The reserve is reviewed on a regular basis and adjusted as necessary to react to these changes as soon as possible. However, there can be no assurance that the Company will be able to accurately estimate bad debt losses on its accounts receivable.

     Excess and obsolete reserve. The Company has estimated that at September 28, 2002, it has approximately $712,000 of raw material, purchased parts, and work-in-process inventory that has not been utilized in the production of finished goods, as well as finished goods that are not saleable items due to obsolescence, as compared to $1,058,000 for the period ended December 31, 2001. A reserve is calculated using the prior year history of usage and sales to estimate excess inventory and on projections of future production and future sales to estimate obsolescence. It is recorded annually and reduced each accounting period by the amount of excess and obsolete inventory sold or scrapped. The adequacy of the reserve may be materially affected in the future by the Company’s proposed sale of substantially all of its assets as discussed elsewhere in this report and its discontinuation as a going concern.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates as part of its normal operations. At September 28, 2002, the Company had $6.3 million of debt outstanding at a variable interest rate of prime plus 2%. Therefore, the Company is exposed to interest rate fluctuations on the debt balance. A hypothetical increase of 10% (for example, the prime rate of 9.0% would increase to 9.90%) in the prime lending rate would not cause the Company’s interest expense to increase significantly.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

     Based on their evaluation of the Company’s disclosure controls and procedures as of a date within 90 days of the filing of this Report, the Chief Executive Officer and Chief Financial Officer has concluded that such controls and procedures are effective.

Changes in Internal Controls.

     As previously reported, on July 11, 2002, the Company dismissed its independent accountants, Arthur Andersen LLP (“Andersen”), effective immediately. The decision to terminate the engagement of Andersen was approved by the Company’s Board of Directors upon the recommendation of its Audit Committee. Andersen’s report on the Company’s 2001 financial statements was issued in March 2002, in conjunction with the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The Company has not yet engaged replacement independent auditors. Accordingly, the Company’s interim financial statements for the period ended September 28, 2002 have not been reviewed by an independent accounting firm.

     On November 6, 2002, John L. Duncan, Chief Executive Officer, and James W. Truitt, Chief Financial Officer, resigned from the Company. The Board of Directors appointed William Neitzke as President and Chief Financial Officer. Mr. Neitzke, who is a Senior Vice President of Philip + Company Inc., has been running the operations of the Company since September 25, 2002. A large number of employees were laid off as a result of the Company suspending manufacturing operations on September 17, 2002. Although the Company has retained experienced employees in certain key areas, the effect of the Company’s financial condition and recent resignations by senior management could affect the Company’s internal controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

10(a) Letter Agreement of AmSouth Bank dated August 30, 2002.

* 10(b) Letter Agreement of AmSouth Bank dated September 24, 2002, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 25, 2002.

* Incorporated by reference.

(b)	Reports on Form 8-K

On July 12, 2002, the Company filed a Current Report on Form 8-K in which the Company reported under Item 4 that it had dismissed its independent accountants, Arthur Andersen, LLP, effective immediately.

On September 17, 2002, the Company filed a Current Report on Form 8-K in which the Company reported under Item 9 the suspension of manufacturing operations due to its lack of working capital.

On September 25, 2002, the Company filed a Current Report on Form 8-K in which the Company reported under Item 9 certain agreements with its lender which allow the Company to draw an additional $750,000 and require the Company to retain a representative of Philip + Company Inc. to serve as Chief Operating Officer of the Company.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995:

     With the exception of historical information, the matters and statements discussed, made or incorporated by reference in this Quarterly Report on Form 10-Q constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Specifically, this Quarterly Report on Form 10-Q contains forward-looking statements regarding:

•	the sale of substantially all of the Company’s assets, the terms of such proposed sale, and the anticipated close of the proposed sale of assets;

•	the Company’s ability to continue to fill customer orders;

•	the likelihood of a bankruptcy filing;

•	the Company’s beliefs with respect to the funding of its operations during fiscal year 2002, including the period up to November 29, 2002;

•	the Company’s future ability to meet the needs and expectations of its customers;

•	results in future quarters;

•	the estimated reserves for doubtful accounts and excess and obsolete inventories;

•	the utilization of deferred tax assets related to net operating loss carryforwards; and

•	the Company’s expectations and estimates regarding its interest rate risk.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. In particular, there can be no assurance that the proposed sale of the assets of the Company will be completed or that, if completed, the sale will yield the anticipated purchase price; that the Company will be able to comply with the terms of its agreements with its lender and thereby be able to borrow the full amount necessary to continue manufacturing operations, or fund completion of the proposed sale of assets; or that the Company’s primary lender will extend its current credit facility beyond November 29, 2002. These assumptions, risks and uncertainties include, but are not limited to, those associated with the Company’s current financial condition; the Company’s ability to generate cash or secure adequate financing to fund its operations; potential losses from product liability and personal injury lawsuits; general economic cycles; the cyclical nature of the industry in which the Company operates and the factors related thereto, including consumer confidence levels, inflation, employment and income levels, the availability of credit, and factors affecting the housing industry; the effects of seasonality and weather conditions on the Company’s home heating product sales and other sales; the effect of existing and new governmental and environmental regulations applicable to the Company; the dependence of the Company on key personnel; the highly competitive nature of the industry in which the Company operates; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Commission, including the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2002. The Company expressly disclaims any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN INDUSTRIES, INC. Date: November 18, 2002	By	/s/ William Neitzke

William Neitzke President and Chief Financial Officer (Executed on behalf of Registrant and as Principal Financial Officer)

CERTIFICATIONS

     Due to its current financial difficulties and the resignation of both its Chief Executive Officer and its Chief Financial Officer on November 6, 2002, the Company has not filed either of the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. This Quarterly Report on Form 10-Q is not in compliance with the requirements of the Securities Exchange Act of 1934, as amended, because the Company does not currently have an outside auditor and therefore the Form 10-Q has not been reviewed by an outside auditor as required by Rule 10-01(d) of Regulation S-X.

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibits

10(a)	Letter Agreement of AmSouth Bank dated August 30, 2002.

*10(b)	Letter Agreement of AmSouth Bank dated September 24, 2002, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 25, 2002.

*	Incorporated by reference.